Form 10-Q
period 2024-06-01
APOGEE ENTERPRISES, INC.
filed 2024-07-09
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 1, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 5, 2024, 21,933,163 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except stock data)	June 1, 2024	March 2, 2024
Assets
Current assets
Cash and cash equivalents	$30,363	$37,216
Receivables, net	183,270	173,557
Inventories, net	80,495	69,240
Contract assets	43,957	49,502
Other current assets	34,417	29,124
Total current assets	372,502	358,639
Property, plant and equipment, net of accumulated depreciation of $452,711 and $445,017	242,292	244,216
Operating lease right-of-use assets	38,726	40,221
Goodwill	129,042	129,182
Intangible assets, net	64,981	66,114
Other non-current assets	41,436	45,692
Total assets	$888,979	$884,064
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$82,841	$84,755
Accrued compensation and benefits	28,900	53,801
Contract liabilities	36,377	34,755
Operating lease liabilities	12,090	12,286
Other current liabilities	66,895	59,108
Total current liabilities	227,103	244,705
Long-term debt	77,000	62,000
Non-current operating lease liabilities	30,462	31,907
Non-current self-insurance reserves	30,859	30,552
Other non-current liabilities	43,600	43,875
Commitments and contingent liabilities (Note 6)
Shareholders’ equity
Junior preferred stock of $1.00 par value; authorized 200,000 shares; zero issued and outstanding	—	—
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 21,936,674 and 22,089,265, respectively	7,312	7,363
Additional paid-in capital	153,002	152,818
Retained earnings	348,651	340,375
Accumulated other comprehensive loss	(29,010)	(29,531)
Total shareholders’ equity	479,955	471,025
Total liabilities and shareholders’ equity	$888,979	$884,064
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share data)	June 1, 2024	May 27, 2023
Net sales	$331,516	$361,713
Cost of sales	232,661	268,727
Gross profit	98,855	92,986
Selling, general and administrative expenses	57,474	59,219
Operating income	41,381	33,767
Interest expense, net	450	2,036
Other (income) expense, net	(143)	288
Earnings before income taxes	41,074	31,443
Income tax expense	10,063	7,867
Net earnings	$31,011	$23,576
Basic earnings per share	$1.42	$1.08
Diluted earnings per share	$1.41	$1.05
Weighted average basic shares outstanding	21,823	21,883
Weighted average diluted shares outstanding	22,061	22,386
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended
(In thousands)	June 1, 2024	May 27, 2023
Net earnings	$31,011	$23,576
Other comprehensive earnings:
Unrealized (loss) gain on marketable securities, net of $(1) and $33 of tax (benefit) expense, respectively	(6)	121
Unrealized gain (loss) on derivative instruments, net of $364 and $(121) of tax expense (benefit), respectively	1,196	(397)
Foreign currency translation adjustments	(669)	435
Other comprehensive earnings	521	159
Total comprehensive earnings	$31,532	$23,735

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	June 1, 2024	May 27, 2023
Operating Activities
Net earnings	$31,011	$23,576
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,976	10,282
Share-based compensation	2,704	2,178
Deferred income taxes	3,466	(165)
Loss (gain) on disposal of property, plant and equipment	22	(27)
Non-cash lease expense	2,895	2,714
Other, net	(925)	(432)
Changes in operating assets and liabilities:
Receivables	(9,845)	(13,476)
Inventories	(11,337)	(2,068)
Contract assets	5,511	14,368
Accounts payable	(1,871)	(8,390)
Accrued compensation and benefits	(24,850)	(13,312)
Contract liabilities	1,648	8,158
Operating lease liability	(3,007)	(3,101)
Accrued income taxes	6,535	7,590
Other current assets and liabilities	(6,480)	(6,608)
Net cash provided by operating activities	5,453	21,287
Investing Activities
Capital expenditures	(7,229)	(7,398)
Proceeds from sales of property, plant and equipment	40	66
Purchases of marketable securities	(740)	—
Sales/maturities of marketable securities	600	400
Net cash used by investing activities	(7,329)	(6,932)
Financing Activities
Proceeds from revolving credit facilities	30,000	105,852
Repayments on revolving credit facilities	(15,000)	(105,000)
Repurchase of common stock	(15,061)	(5,193)
Dividends paid	—	(5,245)
Other, net	(4,865)	(1,677)
Net cash used by financing activities	(4,926)	(11,263)
Effect of exchange rates on cash	(51)	77
(Decrease) increase in cash and cash equivalents	(6,853)	3,169
Cash and cash equivalents at beginning of period	37,216	21,473
Cash and cash equivalents at end of period	$30,363	$24,642
Non-cash Activity
Capital expenditures in accounts payable	$472	$2,115
Dividends declared but not yet paid	$5,409	$—
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 2, 2024	22,089	$7,363	$152,818	$340,375	$(29,531)	$471,025
Net earnings	—	—	—	31,011	—	31,011
Other comprehensive income, net of tax	—	—	—	—	521	521
Issuance of stock, net of cancellations	170	57	(57)	—	—	—
Share-based compensation	—	—	2,704	—	—	2,704
Share repurchases	(242)	(81)	(1,860)	(13,120)	—	(15,061)
Other share retirements	(80)	(27)	(603)	(4,206)	—	(4,836)
Declared dividends	—	—	—	(5,409)	—	(5,409)
Balance at June 1, 2024	21,937	$7,312	$153,002	$348,651	$(29,010)	$479,955

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 25, 2023	22,224	$7,408	$146,816	$273,740	$(31,556)	$396,408
Net earnings	—	—	—	23,576	—	23,576
Other comprehensive income, net of tax	—	—	—	—	159	159
Issuance of stock, net of cancellations	155	52	13	(9)	—	56
Share-based compensation	—	—	2,178	—	—	2,178
Share repurchases	(120)	(40)	(829)	(4,324)	—	(5,193)
Other share retirements	(40)	(14)	(281)	(1,438)	—	(1,733)
Cash dividends	—	—	—	(5,245)	—	(5,245)
Balance at May 27, 2023	22,219	$7,406	$147,897	$286,300	$(31,397)	$410,206

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended March 2, 2024. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three-month period ended June 1, 2024 are not necessarily indicative of the results to be expected for the full year.

New accounting standards
In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which expands the required disclosure for reportable segments. This guidance requires entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all segment disclosures which are currently required annually. This ASU additionally requires entities to disclose the title and position of the individual or the name of the group or committee identified as its chief operating decision-maker. Such guidance, which is required to be applied retrospectively, is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, although early adoption is permitted. While the adoption of this ASU will not have an impact on our financial position and/or results of operations, we are currently evaluating the impact to our segment disclosures for the year ended March 1, 2025 and future interim periods.

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

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended
(In thousands)	June 1, 2024	May 27, 2023
Recognized at shipment	$136,722	$152,655
Recognized over time (input method)	116,681	123,381
Recognized over time (output method)	78,113	85,677
Total	$331,516	$361,713

Receivables
Receivables reflected in the financial statements represent the net amount expected to be collected. An allowance for credit losses is established based on expected losses. Expected losses are estimated by reviewing individual accounts, considering aging, financial condition of the debtor, recent payment history, current and forecasted economic conditions and other relevant factors. Upon billing, aging of receivables is monitored until collection. An account is considered current when it is within agreed upon payment terms. An account is written off when it is determined that the asset is no longer collectible.

(In thousands)	June 1, 2024	March 2, 2024
Trade accounts	$112,266	$115,061
Construction contracts	73,720	61,879
Total receivables	185,986	176,940
Less: allowance for credit losses	2,716	3,383
Receivables, net	$183,270	$173,557

The following table summarizes the activity in the allowance for credit losses for the three-month period ended:

(In thousands)	June 1, 2024
Beginning balance	$3,383
Reductions to allowance of credit losses	(659)
Foreign currency effects	(8)
Ending balance	$2,716

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

Other contract-related disclosures	Three Months Ended
(In thousands)	June 1, 2024	May 27, 2023
Revenue recognized related to contract liabilities from prior year-end	$26,530	$22,745
Revenue recognized related to prior satisfaction of performance obligations	3,298	427

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that time frame. Generally, these contracts are found in our businesses that typically operate with long-term contracts, which recognize revenue over time. The transaction prices associated with unsatisfied performance obligations at June 1, 2024 are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	June 1, 2024
Within one year	$608,606
Between one and two years	352,707
Beyond two years	109,831
Total	$1,071,144

3.Inventories

Inventories

(In thousands)	June 1, 2024	March 2, 2024
Raw materials	$33,970	$31,363
Work-in-process	16,605	12,291
Finished goods	29,920	25,586
Total inventories, net	$80,495	$69,240

4.Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of fixed-maturity investments:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 1, 2024	$11,455	$19	$448	$11,026
March 2, 2024	11,327	15	437	10,905

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these investments at June 1, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$3,625	$3,608
Due after one year through five years	7,830	7,418
Total	$11,455	$11,026

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

In fiscal 2020, we entered into an interest rate swap to hedge exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility. As of June 1, 2024, the interest rate swap contract had a notional value of $30.0 million and has a maturity date of February 5, 2026.

We periodically enter into forward purchase contracts and/or fixed/floating swaps to manage the risk associated with fluctuations in aluminum prices and fluctuations in foreign exchange rates. These contracts generally have an original maturity date of less than one year. As of June 1, 2024, we held aluminum purchase contracts and foreign exchange option contracts with U.S. dollar notional values of $4.7 million and $0.7 million, respectively.

The mark to market adjustments on these derivative instruments are recorded within our consolidated balance sheets within other current assets and other current liabilities. Gains or losses associated with these instruments are recorded as a component of accumulated other comprehensive loss until which time the hedged transaction is settled and gains or losses are reclassified to net earnings.

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
June 1, 2024
Assets:
Money market funds	$23,874	$—	$23,874
Municipal and corporate bonds	—	11,026	11,026
Interest rate swap contract	—	1,336	1,336
Aluminum hedging contract	—	386	386

March 2, 2024
Assets:
Money market funds	$26,529	$—	$26,529
Municipal and corporate bonds	—	10,905	10,905
Foreign currency forward/option contract	—	3	3
Interest rate swap contract	—	1,292	1,292
Liabilities:
Aluminum hedging contract	—	529	529

5.Debt

As of June 1, 2024, we had a committed revolving credit facility with Wells Fargo Bank, N.A. as administrative agent, and other lenders (U.S. credit facility) with maximum borrowings of up to $385 million and a maturity date of August 5, 2027. Outstanding borrowings under the revolving credit facility were $65.0 million and $50.0 million as of June 1, 2024 and March 2, 2024, respectively.

We also maintain two Canadian committed, revolving credit facilities with the Bank of Montreal totaling $25.0 million USD (Canadian facilities). The Canadian facilities expire annually in February, but can be renewed each year solely at our discretion until August 2027. Therefore, we have classified all outstanding amounts under these facilities as long-term debt within our consolidated balance sheets. As of June 1, 2024 and March 2, 2024, we had no outstanding borrowings under these Canadian facilities.

Our revolving credit facilities contain two maintenance financial covenants that require us to stay below a maximum debt-to-EBITDA ratio of 3.25 and maintain a minimum ratio of EBITDA-to-interest expense of 3.00. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At June 1, 2024, we were in compliance with both financial covenants.

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

The U.S. credit facility also contains an "accordion" provision. Under this provision, we can request that the facility be increased by as much as $200.0 million. Any lender may elect or decline to participate in the requested increase at their sole discretion.

At June 1, 2024, we had a total of $15.0 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2026 through 2032 and reduce borrowing capacity under the revolving credit facility. As of June 1, 2024, the amount available for revolving borrowings was $305.0 million and $25.0 million under the U.S. credit facility and Canadian facilities, respectively.

At June 1, 2024, debt included $12.0 million of industrial revenue bonds that mature in fiscal years 2036 through 2043.

The fair value of our U.S. credit facility, Canadian credit facilities and industrial revenue bonds approximated carrying values at June 1, 2024, and would be classified as Level 2 within the fair value hierarchy described in Note 4, due to the variable interest rates on these instruments.

(In thousands)	June 1, 2024	May 27, 2023
Interest on debt	$1,174	$2,510
Interest rate swap gain	(236)	(267)
Other interest expense	21	28
Interest income	$(509)	$(235)
Interest expense, net	$450	$2,036

Interest payments under the U.S. and Canadian credit facilities were $1.1 million and $2.4 million for the three months ended June 1, 2024 and May 27, 2023, respectively.

6.Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems Segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At June 1, 2024, $1.3 billion of these types of bonds were outstanding, of which $434.7 million is in our backlog. These bonds have expiration dates that align with completion of the sales order or contract. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

Three Months Ended
(In thousands)	June 1, 2024
Balance at beginning of period	$21,362
Additional accruals	2,399
Claims paid	(3,529)
Balance at end of period	$20,232

Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services Segment and in certain parts of our Architectural Framing Systems Segment. We manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages.

Letters of credit
At June 1, 2024, we had $15.0 million of ongoing letters of credit, all of which have been issued under our committed revolving credit facility, as discussed in Note 5.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $17.9 million as of June 1, 2024.

New Markets Tax Credit (NMTC) transactions
We have two outstanding NMTC arrangements which help to support operational expansion. Proceeds received from investors on these transactions are included within other non-current liabilities in our consolidated balance sheets. The NMTC arrangements are subject to 100 percent tax credit recapture for a period of seven years from the date of each respective transaction. Upon the termination of each arrangement, these proceeds will be recognized in earnings in exchange for the transfer of tax credits. The direct and incremental costs incurred in structuring these arrangements have been deferred and are included in other non-current assets in our consolidated balance sheets. These costs will be recognized in conjunction with the recognition of the related proceeds on each arrangement. During the construction phase or for working capital purposes for each project, we are required to hold cash dedicated to fund each project, which is classified as restricted cash in our consolidated balance sheets. As a result of the structure of these transactions, variable-interest entities were created. As the other investors in these programs do not have a material interest in the entities' underlying economics, we include 100% of the results of the variable-interest entities in our consolidated financial statements.

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

7.Supplier Finance Program Obligations

In the first quarter of fiscal 2024, we implemented a supplier financing arrangement that enables our suppliers, at their sole discretion, to sell our receivables (i.e., our payment obligations to the suppliers) on a non-recourse basis in order to be paid earlier than our payment terms provide. Our suppliers’ voluntary inclusion of invoices in the supplier financing arrangement has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in a supplier’s decision to participate in the supplier financing program, and we do not provide any guarantees in connection with it. These balances are reflected in accounts payable in the consolidated balance sheets and are reflected in net cash provided by operating activities in our consolidated statements of cash flows when settled.

The following table summarizes the obligation activity and outstanding balances as of June 1, 2024 and March 2, 2024 that we have confirmed as valid to the administrators of our program:

(In thousands)	June 1, 2024	March 2, 2024
Balance at beginning of period	$6,527	$—
Obligations added to the program	10,342	33,133
Obligations settled	(10,666)	(26,606)
Balance at end of period	$6,203	$6,527

8.Shareholders' Equity

We declared dividends totaling $5.4 million ($0.25 per share) in the first three months of fiscal 2025, compared to dividends paid of $5.2 million ($0.24 per share) in the comparable prior year period.

During fiscal 2004, the Board of Directors authorized a share repurchase program allowing us to repurchase shares of our outstanding common stock, with subsequent increases in authorization. During the three-months ended June 1, 2024, we repurchased 241,573 shares under the program, for a total cost of $15.1 million, inclusive of the applicable excise tax. During the three-months ended May 27, 2023, we repurchased 119,916 shares under the program, for a total cost of $5.2 million. We have repurchased a total of 11,518,090 shares, at a total cost of $408.5 million, since the inception of this program in fiscal 2004. We have remaining authority to repurchase 2,731,910 shares under this program, which has no expiration date. We may also elect to repurchase additional shares of common stock under our authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing.

9.Share-Based Compensation

As part of our compensation structure, we grant stock-based compensation awards to certain employees and non-employee directors during the fiscal year. These awards may be in the form of incentive stock options (to employees only), nonstatutory options, or nonvested share awards and units, all of which are granted at a price or with an exercise price equal to the fair market value of the Company’s stock at the date of award, unless the date of the award is on a day the Nasdaq Stock Market is not open for trading, then the exercise price shall equal the fair market value on the most recent preceding date when such market is open.

The table below sets forth the number of stock-based compensation awards granted during the three-months ended June 1, 2024, along with the weighted average grant date fair value:

Awards	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock awards and restricted stock units(1)	91,957	$62.25
Performance share units (2)	35,332	$62.53

(1) Represent service condition awards which generally vest over a two- or three-year period.
(2) Represent performance condition awards with the grant equal to the target number of performance shares based on the share price at grant date. These grants allow for the right to receive a variable number of shares, between 0% and 200% of target, dependent on being employed at the end of the performance period and achieving defined performance goals for average return on invested capital and cumulative earnings per share.

Total share-based compensation expense included in the results of operations was $2.7 million for the three-month period ended June 1, 2024, and $2.2 million for the three-month period ended May 27, 2023.

At June 1, 2024, there was $10.6 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 19 months. The total fair value of shares vested during the three-months ended June 1, 2024 was $9.0 million.

10.Income Taxes

We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, Canada, Brazil and other international jurisdictions. We are no longer subject to U.S. federal tax examinations for years prior to fiscal 2021, or state and local income tax examinations for years prior to fiscal 2015. We are not currently under U.S. federal examination for years subsequent to fiscal year 2020, and there is very limited audit activity of our income tax returns in U.S. state jurisdictions or international jurisdictions.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. Income tax expense as a percentage of earnings before income tax was 24.5%, compared to 25.0% for the same period last year. The decrease in the effective tax rate was primarily due to a decrease in tax expense for discrete items, partially offset by an increase in non-deductible executive compensation expense.

The total liability for unrecognized tax benefits was $5.6 million at June 1, 2024 compared to $5.1 million at March 2, 2024, respectively. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense.

11.Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share (diluted EPS):

	Three Months Ended
(In thousands)	June 1, 2024	May 27, 2023
Basic earnings per share – weighted average common shares outstanding	21,823	21,883
Weighted average effect of nonvested share grants and assumed exercise of stock options	238	503
Diluted earnings per share – weighted average common shares and potential common shares outstanding	22,061	22,386
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	87	229

12.Business Segment Data

We have four reporting segments:
•The Architectural Framing Systems Segment designs, engineers, fabricates and finishes aluminum window, curtainwall, storefront and entrance systems for the exterior of buildings.
•The Architectural Glass Segment coats and fabricates, high-performance glass used in custom window and wall systems on non-residential buildings.
•The Architectural Services Segment integrates technical services, project management, and field installation services to design, engineer, fabricate, and install building glass and curtainwall systems.
•The Large-Scale Optical (LSO) Segment manufactures high-performance glass and acrylic products for the custom framing, fine art, and engineered optics markets.

Segment net sales is defined as net sales for a certain segment and includes revenue related to intersegment transactions. We report net sales intersegment eliminations separately to exclude these sales from our consolidated total. Segment operating income is equal to net sales, less cost of goods sold, selling, general and administrative expenses, and any asset impairment charges associated with the segment. Segment operating income includes operating income related to intersegment sales transactions and excludes certain corporate costs that are not allocated at a segment level. We report these unallocated corporate costs in Corporate and Other. Operating income does not include other income or expense, interest expense or a provision for income taxes.

	Three Months Ended
(In thousands)	June 1, 2024	May 27, 2023
Segment net sales
Architectural Framing Systems	$133,172	$164,162
Architectural Glass	86,703	97,202
Architectural Services	99,027	89,418
Large-Scale Optical	21,204	22,456
Intersegment eliminations	(8,590)	(11,525)
Net sales	$331,516	$361,713
Segment operating income (loss)
Architectural Framing Systems	$18,336	$19,945
Architectural Glass	17,091	16,521
Architectural Services	5,623	(596)
Large-Scale Optical	4,846	5,525
Corporate and Other	(4,515)	(7,628)
Operating income	$41,381	$33,767

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, it is impractical to report product revenues generated by class of product, beyond the segment revenues currently reported.

13.Restructuring

During the fourth quarter of fiscal 2024, we announced strategic actions to further streamline our business operations, enable a more efficient cost model, and better position the Company for profitable growth (referred to as “Project Fortify”). Project Fortify primarily impacts the Architectural Framing Systems Segment and includes:
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
Additionally, the Company has implemented actions to optimize processes and streamline resources in its Architectural Services Segment and Corporate.

The Company expects these actions to be substantially complete by the third quarter of fiscal 2025. The Company now expects to incur approximately $15.0 million to $16.0 million of pre-tax charges in connection with Project Fortify leading to annualized cost savings of $12 million to $14 million. Restructuring charges are expected to include:
•$6.5 million to $7.5 million of severance and employee related costs;
•$1.5 million to $2.0 million of contract termination costs: and
•$6.5 million to $7.0 million of other expenses.

During the first quarter of fiscal 2025, we incurred $1.1 million of pre-tax costs associated with Project Fortify, of which $0.6 million was included within cost of sales and $0.5 million was included within selling, general and administrative expenses. During the fourth quarter of fiscal 2024, we incurred $12.4 million of pre-tax costs associated with Project Fortify, of which $5.5 million was included within cost of sales and $6.9 million was included within selling, general and administrative expenses.

(In thousands)	Architectural Framing	Architectural Services	Corporate & Other	Total
June 1, 2024
Termination benefits	$302	$—	$124	$426
Other restructuring charges	696	—	—	696
Total restructuring charges	$998	$—	$124	$1,122

The following table summarizes our restructuring related accrual balances included within accrued payroll and related benefits and other current liabilities in the consolidated balance sheets. All remaining accrual balances are expected to be paid within fiscal 2025.

(In thousands)	Architectural Framing	Architectural Services	Corporate & Other	Total
Balance at March 2, 2024	$2,814	$2,067	$56	$4,937
Restructuring expense	771	—	124	895
Payments	(2,053)	(348)	(50)	(2,451)
Other adjustments	320	—	—	320
Balance at June 1, 2024	$1,852	$1,719	$130	$3,701

The charges presented in the rollforward of our restructuring accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued payroll and related benefits and other current liabilities in the consolidated balance sheets.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements
This Quarterly Report on Form 10-Q, including the section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” "will," "continue" or similar words or expressions. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company's near-term results, based on current information available pertaining to the Company. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under “Risk Factors” section of our Annual Report on Form 10-K for the year ended March 2, 2024 and in subsequent filings with the U.S. Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

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

Non-GAAP Measures
We have included in this report measures of financial performance that are not defined by U.S. GAAP. We believe that these measures provide useful information and include these measures in other communications to investors. For each of these non-GAAP financial measures, we provide a reconciliation of the differences between the non-GAAP measure and the most directly comparable U.S. GAAP measure (see "Reconciliation of Non-GAAP Financial Measures" in this Item 2 below), and an explanation of why we believe the non-GAAP measure provides useful information to management and investors. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable U.S. GAAP measure.

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

Our enterprise strategy is based on the following three key elements:
1.Become the economic leader in our target markets. We are developing a deep understanding of our target markets and aligning our businesses with clear go-to-market strategies to drive value for our customers through differentiated product and service offerings. We are focused on operational execution, driving productivity improvements, and maintaining a competitive cost structure, so that we may bring more value to our customers and improve our own profitability.
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
3.Strengthen our core capabilities. We are shifting from our historical, decentralized operating model to one with center-led functional expertise that enables us to leverage the scale of the enterprise to better support the needs of the business. In fiscal 2022, we established a Company-wide operating system with common tools and processes based on the foundation of Lean and Continuous Improvement, which we call the "Apogee Management System". Our strategy is supported by a robust talent management program and a commitment to strong governance to ensure compliance and drive sustainable performance.

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

In fiscal 2024, we drove further progress toward our strategic goals and financial targets. We continued the deployment of the Apogee Management System across our business, supporting sustainable cost and productivity improvements. We invested in organic growth initiatives, including capacity expansion in the Large-Scale Optical Segment and geographic growth in the Architectural Services Segment. We increased our focus on differentiated products and services, and continued to diversify the mix of architectural projects that we serve while leaning more heavily into higher, value-added products. We also advanced several initiatives to strengthen our core capabilities, driving the standardization of key business processes and systems, and strengthening talent management and leadership development programs.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 2, 2024 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Results of Operations
The following tables provide various components of operations as year over year U.S. dollar and percentage change, as well as a percentage of net sales.

	Three Months Ended			% of Net Sales
(in thousands, except percentages)	June 1, 2024	May 27, 2023	% Change	June 1, 2024	May 27, 2023
Net sales	$331,516	$361,713	(8.3)%	100.0%	100.0%
Cost of sales	232,661	268,727	(13.4)	70.2	74.3
Gross profit	98,855	92,986	6.3	29.8	25.7
Selling, general and administrative expenses	57,474	59,219	(2.9)	17.3	16.4
Operating income	41,381	33,767	22.5	12.5	9.3
Interest expense, net	450	2,036	(77.9)	0.1	0.6
Other expense, net	(143)	288	N/M	—	0.1
Earnings before income taxes	41,074	31,443	30.6	12.4	8.7
Income tax expense	10,063	7,867	27.9	3.0	2.2
Net earnings	$31,011	$23,576	31.5%	9.4%	6.5%
Effective tax rate				24.5%	25.0%
N/M Indicates calculation not meaningful.

Comparison of First Quarter Fiscal 2025 to First Quarter Fiscal 2024
•Consolidated net sales decreased 8.3%, to $331.5 million, primarily driven by lower volume.

•Gross margin increased to 29.8%, compared to 25.7%, primarily driven by a more favorable mix of projects in Architectural Services, favorable material costs, lower insurance-related costs, and productivity gains, partially offset by the impact of lower volume and $0.6 million of restructuring costs associated with Project Fortify.

•Selling, general and administrative (SG&A) expenses decreased $1.7 million to 17.3% of net sales, compared to 16.4% of net sales. The increase in SG&A as a percentage of sales was primarily due to unfavorable sales leverage, partially offset by lower bad debt expense.

•Operating income grew to $41.4 million from $33.8 million, and operating margin increased 320 basis points to 12.5%. The improvement in operating margin was primarily driven by a more favorable mix of projects in Architectural Services, favorable material costs, lower insurance-related costs, productivity gains, and lower bad debt expense, which more than offset the impact of lower volume, $1.1 million of restructuring costs related to Project Fortify, and unfavorable segment mix. Adjusted operating income grew 25.9% to $42.5 million, and adjusted operating margin improved to 12.8%.

•Interest expense, net was $0.5 million, compared to $2.0 million, primarily driven by lower average debt levels.

•Income tax expense as a percentage of earnings before income tax was 24.5%, compared to 25.0% for the same period last year. The decrease in the effective tax rate was primarily due to a decrease in tax expense for discrete items, partially offset by an increase in non-deductible executive compensation expense.

Segment Analysis
The following table presents net sales, operating income (loss) and operating margin by segment and consolidated total.

	Three Months Ended
(In thousands, except percentages)	June 1, 2024	May 27, 2023	% Change
Segment net sales
Architectural Framing Systems	$133,172	$164,162	(18.9)%
Architectural Glass	86,703	97,202	(10.8)
Architectural Services	99,027	89,418	10.7
Large-Scale Optical	21,204	22,456	(5.6)
Intersegment eliminations	(8,590)	(11,525)	(25.5)
Net sales	$331,516	$361,713	(8.3)%
Segment operating income (loss)
Architectural Framing Systems	$18,336	$19,945	(8.1)%
Architectural Glass	17,091	16,521	3.5
Architectural Services	5,623	(596)	N/M
Large-Scale Optical	4,846	5,525	(12.3)
Corporate and Other	(4,515)	(7,628)	(40.8)
Operating income	$41,381	$33,767	22.5%
Segment operating margin
Architectural Framing Systems	13.8%	12.1%
Architectural Glass	19.7	17.0
Architectural Services	5.7	(0.7)
Large-Scale Optical	22.9	24.6
Corporate and Other	N/M	N/M
Operating income	12.5%	9.3%
N/M Indicates calculation not meaningful.

Segment net sales is defined as net sales for a certain segment and includes revenue related to intersegment transactions. We report net sales intersegment eliminations separately to exclude these sales from our consolidated total. Segment operating income is equal to net sales, less cost of goods sold, SG&A, and any asset impairment charges associated with the segment. Segment operating income includes operating income related to intersegment sales transactions and excludes certain corporate costs that are not allocated at a segment level. We report these unallocated corporate costs in Corporate and Other. Operating income does not include other income or expense, interest expense or a provision for income taxes.

Architectural Framing Systems
Comparison of First Quarter Fiscal 2025 to First Quarter Fiscal 2024
•Net sales were $133.2 million, compared to $164.2 million, primarily reflecting reduced volume due to lower end market demand and the exit of certain lower-margin product lines as part of Project Fortify.

•Operating income was $18.3 million, or 13.8% of net sales, compared to $19.9 million, or 12.1% of net sales. The 170 basis point improvement in operating margin was primarily driven by favorable material costs, favorable mix, productivity gains, and lower bad debt expense, partially offset by the impact of lower volume and $1.0 million of restructuring charges as part of Project Fortify. Adjusted operating income was $19.3 million, or 14.5% of net sales, compared to $19.9 million, or 12.1% of net sales.

Architectural Glass
Comparison of First Quarter Fiscal 2025 to First Quarter Fiscal 2024
•Net sales were $86.7 million, compared to $97.2 million, reflecting lower volume due to lower end-market demand, partially offset by improved pricing.

•Operating income increased to $17.1 million, or 19.7% of net sales, compared to $16.5 million, or 17.0% of net sales. The 270 basis point improvement in operating margin was primarily driven by productivity gains and improved pricing, partially offset by the impact of lower volume.

Architectural Services
Comparison of First Quarter Fiscal 2025 to First Quarter Fiscal 2024
•Net sales were $99.0 million, compared to $89.4 million, primarily due to a more favorable mix of projects and increased volume.

•Operating income increased to $5.6 million, or 5.7% of net sales, compared to an operating loss of $0.6 million, or (0.7)% of net sales, primarily driven by a more favorable mix of projects.

Large-Scale Optical (LSO)
Comparison of First Quarter Fiscal 2025 to First Quarter Fiscal 2024
•LSO net sales were $21.2 million, compared to $22.5 million, primarily reflecting lower volume in the retail channel, partially offset by a more favorable mix.

•Operating income was $4.8 million, or 22.9% of net sales, compared to $5.5 million, or 24.6% of net sales. The 170 basis point decline in operating margin primarily reflects the impact of lower volume, partially offset by cost savings and improved mix.

Corporate and Other
Comparison of First Quarter Fiscal 2025 to First Quarter Fiscal 2024
•Corporate and Other expense was $4.5 million, compared to $7.6 million, primarily due to lower insurance-related costs.

Backlog
Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which may be expected to be recognized as revenue in the future. Backlog is most meaningful for Architectural Services due to the longer-term nature of their projects. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. We view backlog as one indicator of future revenues, particularly in our longer-lead time businesses. In addition to backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog.

Architectural Services
As of June 1, 2024, segment backlog was approximately $866.9 million, compared to approximately $807.8 million at the end of the prior quarter. The increase in backlog compared to the prior quarter was primarily driven by several large project awards in the current quarter.

Reconciliation of Non-GAAP Financial Measures

Adjusted operating income, adjusted operating margin, adjusted net earnings, adjusted diluted earnings per share (adjusted diluted EPS), adjusted net earnings before interest, taxes, depreciation and amortization (adjusted EBITDA), and adjusted EBITDA margin are supplemental non-GAAP financial measures provided by the Company to assess performance on a more comparable basis from period-to-period by excluding amounts that management does not consider part of core operating results. Management uses these non-GAAP measures as noted below:

•We use adjusted operating income, adjusted operating margin, adjusted net earnings, and adjusted diluted EPS to provide meaningful supplemental information about our operating performance by excluding amounts that are not considered part of core operating results to enhance comparability of results from period to period.
•We believe adjusted EBITDA and adjusted EBITDA margin metrics provide useful information to investors and analysts about our core operating performance.

These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported financial results of the Company prepared in accordance with U.S. GAAP. Other companies may calculate these measures differently, thereby limiting the usefulness of the measures for comparison with other companies.

Reconciliation of Non-GAAP Financial Measures
Adjusted Operating Income and Adjusted Operating Margin
(Unaudited)
	Three Months Ended June 1, 2024
(In thousands, except percentages)	Architectural Framing Systems	Architectural Glass	Architectural Services	LSO	Corporate and Other	Consolidated
Operating income	$18,336	$17,091	$5,623	$4,846	$(4,515)	$41,381
Restructuring costs (1)	998	—	—	—	124	1,122
Adjusted operating income	$19,334	$17,091	$5,623	$4,846	$(4,391)	$42,503

Operating margin	13.8%	19.7%	5.7%	22.9%	N/M	12.5%
Restructuring costs (1)	0.7%	—%	—%	—%	N/M	0.3%
Adjusted operating margin	14.5%	19.7%	5.7%	22.9%	N/M	12.8%

	Three Months Ended May 27, 2023
	Architectural Framing Systems	Architectural Glass	Architectural Services	LSO	Corporate and Other	Consolidated
Operating income(2)	$19,945	$16,521	$(596)	$5,525	$(7,628)	$33,767

Operating margin(2)	12.1%	17.0%	(0.7)%	24.6%	N/M	9.3%

(1)	Restructuring charges related to Project Fortify, including $0.4 million of employee termination costs and $0.7 million of other costs.
(2)	For the first quarter of fiscal 2024, we did not make any adjustments to operating income or operating margin as calculated in accordance with U.S. GAAP.

Reconciliation of Non-GAAP Financial Measures
Adjusted Net Earnings and Adjusted Diluted Earnings Per Share
(Unaudited)
			Diluted per share amounts
	Three Months Ended		Three Months Ended
(In thousands, except per share amounts)	June 1, 2024	May 27, 2023	June 1, 2024	May 27, 2023
Net earnings	$31,011	$23,576	$1.41	$1.05
Restructuring costs (1)	1,122	—	0.05	—
Income tax impact on above adjustments (2)	(275)	—	(0.01)	—
Adjusted net earnings	$31,858	$23,576	$1.44	$1.05

Shares outstanding for EPS			22,061	22,386

(1)	Restructuring charges related to Project Fortify, including $0.4 million of employee termination costs and $0.7 million of other costs.
(2)	Income tax impact calculated using an estimated statutory tax rate of 24.5%, which reflects the estimated blended statutory tax rate for the jurisdictions in which the charge or income occurred.

Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin (Earnings before interest, taxes, depreciation and amortization)
(Unaudited)

	Three Months Ended
(In thousands)	June 1, 2024	May 27, 2023
Net earnings	$31,011	$23,576
Income tax expense	10,063	7,867
Interest expense, net	450	2,036
Depreciation and amortization	9,976	10,282
EBITDA	$51,500	$43,761
Restructuring costs(1)	1,122	—
Adjusted EBITDA	$52,622	$43,761

EBITDA Margin	15.5%	12.1%
Adjusted EBITDA Margin	15.9%	12.1%

(1)	Restructuring charges related to Project Fortify, including $0.4 million of employee termination costs and $0.7 million of other costs.

Liquidity and Capital Resources
We rely on cash provided by operations for our material cash requirements, including working capital needs, capital expenditures, satisfaction of contractual commitments (including principal and interest payments on our outstanding indebtedness) and shareholder return through dividend payments and share repurchases.

Operating Activities. Net cash provided by operating activities was $5.5 million for the first three months of fiscal 2025, compared to $21.3 million in the prior year period. The decrease was primarily driven by increased cash used for working capital requirements and increased cash paid for incentive compensation payments, partially offset by higher earnings.

Investing Activities. Net cash used by investing activities was $7.3 million for the first three months of fiscal 2025, compared to $6.9 million in the prior year.

Financing Activities. Net cash used by financing activities was $4.9 million for the first three months of fiscal 2025, compared to $11.3 million in the prior year period. The decrease in cash used for financing activities was primarily driven by higher net debt borrowings in the current year period, partially offset by increased share repurchases.

Additional Liquidity Considerations. We periodically evaluate our liquidity requirements, cash needs and availability of debt resources relative to acquisition plans, significant capital plans, and other working capital needs.

As of the end of the first quarter of fiscal 2025, we had a committed revolving U.S. credit facility with maximum borrowings of up to $385 million, with a maturity date of August 5, 2027, and two Canadian credit facilities totaling $25 million (USD). At June 1, 2024, we had outstanding borrowings under our U.S. credit facility of $65.0 million, and no outstanding borrowings under the Canadian credit facilities. We are required to make periodic interest payments on our outstanding indebtedness, and future interest payments will be determined based on the amount of outstanding borrowings and prevailing interest rates during that time.

Our revolving credit facilities contain two maintenance financial covenants that require us to stay below a maximum debt-to-EBITDA ratio of 3.25 and maintain a minimum ratio of EBITDA-to-interest expense of 3.00. Both ratios are computed quarterly, with EBITDA calculated on a rolling four-quarter basis. At June 1, 2024, we were in compliance with both financial covenants (which are identical in all three of our revolving credit facilities).

Our revolving credit facilities also contain an acquisition holiday. In the event we make an acquisition for which the purchase price is greater than $75 million, we can elect to increase the maximum debt-to-EBITDA ratio to 3.75 for a period of four consecutive fiscal quarters, commencing with the fiscal quarter in which a qualifying acquisition occurs. No more than two acquisition "holidays" can occur during the term of the facility, and at least two fiscal quarters must separate qualifying acquisitions.

Borrowings under the credit facilities bear floating interest at either the Base Rate or Term Secured Overnight Financing Rate (SOFR), or, in the case of the Canadian credit facilities, Canadian Overnight Repo Rate Average (CORRA) plus, in each a margin based on the Leverage Ratio (as defined in the Credit Agreements). For Base Rate borrowings, the margin ranges from 0.125% to 0.75%. For Term SOFR and CORRA borrowings, the margin ranges from 1.125% to 1.75%, with an incremental Term SOFR and CORRA adjustment of 0.10% and 0.29547%, respectively.

The U.S. credit facility also contains an "accordion" provision. Under this provision, we can request that the facility be increased by as much as $200.0 million. Any lender may elect or decline to participate in the requested increase at their sole discretion.

Additionally, at June 1, 2024, we had a total of $15.0 million of ongoing letters of credit related to industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2026 through 2032 and reduce borrowing capacity under the U.S. credit facility. As of June 1, 2024, the amount available for revolving borrowings was $305.0 million and $25.0 million under the U.S. credit facility and Canadian credit facilities, respectively.
We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Future payments for such leases, excluding leases with initial terms of one year or less, were $43.0 million at June 1, 2024, with $9.5 million payable during the remainder of fiscal 2025.

As of June 1, 2024, we had $17.9 million of open purchase obligations, of which payments totaling $13.4 million are expected to become due during the remainder of fiscal 2025. These purchase obligations primarily relate to raw material commitments and capital expenditures and are not expected to impact future liquidity, as amounts should be recovered through customer billings.

We expect to make contributions of $0.4 million to our defined-benefit pension plans in fiscal 2025, which will equal or exceed our minimum funding requirements.

As of June 1, 2024, we had reserves of $5.6 million for unrecognized tax benefits. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At June 1, 2024, $1.3 billion of these types of bonds were outstanding, of which $434.7 million is in our backlog. These bonds have expiration dates that align with completion of the purchase order or contract. We have not been required to make any payments under these bonds with respect to our existing businesses.

Due to our ability to generate strong cash from operations and our borrowing capability under our committed revolving credit facilities, we believe that our sources of liquidity will be adequate to meet our short-term and long-term liquidity and capital expenditure needs. In addition, we believe we have the ability to obtain both short-term and long-term debt to meet our financing needs, including additional sources of debt to finance potential acquisitions, for the foreseeable future. We also believe we will be able to operate our business so as to continue to be in compliance with our existing debt covenants over the next fiscal year.

We continually review our portfolio of businesses and their assets and how they support our business strategy and performance objectives. As part of this review, we may acquire other businesses, pursue geographic expansion, take actions to manage capacity and further invest in, divest and/or sell parts of our current businesses.

Related Party Transactions
No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended March 2, 2024.

Critical Accounting Policies
There have been no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 2, 2024.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 2024 for a discussion of the Company’s market risk. There have been no material changes in market risk since March 2, 2024.

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
b)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 1, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.Risk Factors
There have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 2, 2024.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
March 3, 2024 to March 30, 2024	2,362	$56.62	—	2,973,483
March 31, 2024 to April 27, 2024	96,346	60.22	60,128	2,913,355
April 28, 2024 to June 1, 2024	223,933	62.66	181,445	2,731,910
Total	322,641	$61.71	241,573	2,731,910
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

Item 5.    Other Information

Insider Adoption or Termination of Trading Arrangements
During the three months ended June 1, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(c) of Regulation S-K.
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
10.1
Amended Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2019 Stock Incentive Plan, as Amended and Restated (2021). Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on May 7, 2024.

10.2
Amended Form of Restricted Stock Unit Agreement under the Apogee Enterprises, Inc. 2019 Stock Incentive Plan, as Amended and Restated (2021). Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on May 7, 2024.

10.3
Executive Equity Deferral Program Under the Apogee Enterprises, Inc. 2019 Stock Incentive Plan dated May 1, 2024. Incorporated by reference to Exhibit 10.7 to Registrant's Current Report on Form 8-K filed on May 7, 2024.

10.4
Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Plan as Amended and Restated (2024). Incorporated by reference to Exhibit 4.5 to Apogee’s Registration Statement on Form S-8 filed on June 20, 2024.

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
101#
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 1, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 1, 2024 and March 2, 2024, (ii) the Consolidated Results of Operations for the three-months ended June 1, 2024 and May 27, 2023, (iii) the Consolidated Statements of Comprehensive Earnings for the three-months ended June 1, 2024 and May 27, 2023, (iv) the Consolidated Statements of Cash Flows for the three-months ended June 1, 2024 and May 27, 2023, (v) the Consolidated Statements of Shareholders' Equity for the three-months ended June 1, 2024 and May 27, 2023, and (vi) Notes to Consolidated Financial Statements.

104#	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
Exhibits marked with a (#) sign are filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 9, 2024	By: /s/ Ty R. Silberhorn
Ty R. Silberhorn President and Chief Executive Officer (Principal Executive Officer)

Date: July 9, 2024	By: /s/ Matthew J. Osberg
Matthew J. Osberg Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)