Form 10-Q
period 2024-08-31
APOGEE ENTERPRISES, INC.
filed 2024-10-04
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 1, 2024, 21,943,016 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except stock data)	August 31, 2024	March 2, 2024
Assets
Current assets
Cash and cash equivalents	$51,024	$37,216
Receivables, net	177,146	173,557
Inventories, net	79,591	69,240
Contract assets	49,285	49,502
Other current assets	36,742	29,124
Total current assets	393,788	358,639
Property, plant and equipment, net of accumulated depreciation of $460,167 and $445,017	240,627	244,216
Operating lease right-of-use assets	41,886	40,221
Goodwill	129,119	129,182
Intangible assets, net	64,547	66,114
Other non-current assets	47,125	45,692
Total assets	$917,092	$884,064
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$86,035	$84,755
Accrued compensation and benefits	40,901	53,801
Contract liabilities	41,655	34,755
Operating lease liabilities	12,661	12,286
Other current liabilities	57,597	59,108
Total current liabilities	238,849	244,705
Long-term debt	62,000	62,000
Non-current operating lease liabilities	33,323	31,907
Non-current self-insurance reserves	32,055	30,552
Other non-current liabilities	44,443	43,875
Commitments and contingent liabilities (Note 6)
Shareholders’ equity
Junior preferred stock of $1.00 par value; authorized 200,000 shares; zero issued and outstanding	—	—
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 21,945,986 and 22,089,265, respectively	7,315	7,363
Additional paid-in capital	155,883	152,818
Retained earnings	373,458	340,375
Accumulated other comprehensive loss	(30,234)	(29,531)
Total shareholders’ equity	506,422	471,025
Total liabilities and shareholders’ equity	$917,092	$884,064
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023
Net sales	$342,440	$353,675	$673,956	$715,388
Cost of sales	245,119	258,304	477,780	527,031
Gross profit	97,321	95,371	196,176	188,357
Selling, general and administrative expenses	55,356	54,818	112,830	114,037
Operating income	41,965	40,553	83,346	74,320
Interest expense, net	1,140	2,230	1,590	4,266
Other income, net	290	4,900	433	4,612
Earnings before income taxes	41,115	43,223	82,189	74,666
Income tax expense	10,549	9,896	20,612	17,763
Net earnings	$30,566	$33,327	$61,577	$56,903
Basic earnings per share	$1.40	$1.54	$2.83	$2.61
Diluted earnings per share	$1.40	$1.52	$2.80	$2.57
Weighted average basic shares outstanding	21,762	21,708	21,793	21,813
Weighted average diluted shares outstanding	21,875	21,962	21,985	22,105
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023
Net earnings	$30,566	$33,327	$61,577	$56,903
Other comprehensive earnings (loss):
Unrealized gain (loss) on marketable securities, net of $30, $(8), $29 and $25 of tax expense (benefit), respectively	114	(28)	108	93
Unrealized (loss) gain on derivative instruments, net of $(257), $66, $107 and $(55) of tax (benefit) expense, respectively	(846)	217	350	(180)
Foreign currency translation adjustments	(492)	508	(1,161)	943
Other comprehensive (loss) earnings	(1,224)	697	(703)	856
Total comprehensive earnings	$29,342	$34,024	$60,874	$57,759

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	August 31, 2024	August 26, 2023
Operating Activities
Net earnings	$61,577	$56,903
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,664	20,661
Share-based compensation	5,642	4,483
Deferred income taxes	2,016	(4,281)
Loss (gain) on disposal of property, plant and equipment	291	(62)
Settlement of New Markets Tax Credit transaction	—	(4,687)
Non-cash lease expense	5,844	6,153
Other, net	1,002	(1,121)
Changes in operating assets and liabilities:
Receivables	(3,698)	(8,238)
Inventories	(10,509)	5,841
Contract assets	238	8,992
Accounts payable	1,335	(3,529)
Accrued compensation and benefits	(12,823)	(17,567)
Contract liabilities	6,987	4,244
Operating lease liability	(5,748)	(6,608)
Accrued income taxes	(224)	4,292
Other current assets and liabilities	(7,462)	(2,912)
Net cash provided by operating activities	64,132	62,564
Investing Activities
Capital expenditures	(15,662)	(15,018)
Proceeds from sales of property, plant and equipment	608	143
Purchases of marketable securities	(2,246)	(969)
Sales/maturities of marketable securities	1,850	775
Net cash used by investing activities	(15,450)	(15,069)
Financing Activities
Proceeds from revolving credit facilities	95,201	174,853
Repayments on revolving credit facilities	(95,201)	(199,000)
Payments of debt issuance costs	(3,485)	—
Repurchase of common stock	(15,061)	(11,821)
Dividends paid	(10,821)	(10,467)
Other, net	(5,266)	(3,705)
Net cash used by financing activities	(34,633)	(50,140)
Effect of exchange rates on cash	(241)	(405)
Increase (decrease) in cash and cash equivalents	13,808	(3,050)
Cash and cash equivalents at beginning of period	37,216	21,473
Cash and cash equivalents at end of period	$51,024	$18,423
Non-cash Activity
Capital expenditures in accounts payable	$1,426	$2,493
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 2, 2024	22,089	$7,363	$152,818	$340,375	$(29,531)	$471,025
Net earnings	—	—	—	31,011	—	31,011
Other comprehensive income, net of tax	—	—	—	—	521	521
Issuance of stock, net of cancellations	170	57	(57)	—	—	—
Share-based compensation	—	—	2,704	—	—	2,704
Share repurchases	(242)	(81)	(1,860)	(13,120)	—	(15,061)
Other share retirements	(80)	(27)	(603)	(4,206)	—	(4,836)
Declared dividends	—	—	—	(5,409)	—	(5,409)
Balance at June 1, 2024	21,937	$7,312	$153,002	$348,651	$(29,010)	$479,955
Net earnings	—	—	—	30,566	—	30,566
Other comprehensive loss, net of tax	—	—	—	—	(1,224)	(1,224)
Issuance of stock, net of cancellations	16	5	(5)	—	—	—
Share-based compensation	—	—	2,938	—	—	2,938
Other share retirements	(7)	(2)	(52)	(347)	—	(401)
Cash dividends	—	—	—	(5,412)	—	(5,412)
Balance at August 31, 2024	21,946	$7,315	$155,883	$373,458	$(30,234)	$506,422

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 25, 2023	22,224	$7,408	$146,816	$273,740	$(31,556)	$396,408
Net earnings	—	—	—	23,576	—	23,576
Other comprehensive income, net of tax	—	—	—	—	159	159
Issuance of stock, net of cancellations	155	52	13	(9)	—	56
Share-based compensation	—	—	2,178	—	—	2,178
Share repurchases	(120)	(40)	(829)	(4,324)	—	(5,193)
Other share retirements	(40)	(14)	(281)	(1,438)	—	(1,733)
Cash dividends	—	—	—	(5,245)	—	(5,245)
Balance at May 27, 2023	22,219	$7,406	$147,897	$286,300	$(31,397)	$410,206
Net earnings	—	—	—	33,327	—	33,327
Other comprehensive income, net of tax	—	—	—	—	697	697
Issuance of stock, net of cancellations	(3)	(1)	7	(195)	—	(189)
Share-based compensation	—	—	2,305	—	—	2,305
Exercise of stock options	25	8	(1,192)	—	—	(1,184)
Share repurchases	(160)	(53)	(1,160)	(5,415)	—	(6,628)
Other share retirements	(9)	(3)	(444)	(547)	—	(994)
Cash dividends	—	—	—	(5,222)	—	(5,222)
Balance at August 26, 2023	22,072	$7,357	$147,413	$308,248	$(30,700)	$432,318

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended March 2, 2024. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three- and six-month periods ended August 31, 2024 are not necessarily indicative of the results to be expected for the full year.

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

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended		Six Months Ended
(In thousands)	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023
Recognized at shipment	$140,518	$152,241	$277,240	$304,895
Recognized over time (input method)	118,683	118,270	235,364	241,651
Recognized over time (output method)	83,239	83,164	161,352	168,842
Total	$342,440	$353,675	$673,956	$715,388

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

(In thousands)	August 31, 2024	March 2, 2024
Trade accounts	$108,449	$115,061
Construction contracts	70,672	61,879
Total receivables	179,121	176,940
Less: allowance for credit losses	1,975	3,383
Receivables, net	$177,146	$173,557

The following table summarizes the activity in the allowance for credit losses for the six-month period ended:

(In thousands)	August 31, 2024
Beginning balance	$3,383
Credits charged to costs and expenses	(1,414)
Deductions from allowance, net of recoveries	13
Other adjustments	(7)
Ending balance	$1,975

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

Other contract-related disclosures	Three Months Ended		Six Months Ended
(In thousands)	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023
Revenue recognized related to contract liabilities from prior year-end	$3,451	$2,249	$30,361	$24,956
Revenue recognized related to prior satisfaction of performance obligations	4,867	4,477	8,166	4,904

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that time frame. Generally, these contracts are found in our businesses that typically operate with long-term contracts, which recognize revenue over time. The transaction prices associated with unsatisfied performance obligations at August 31, 2024 are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	August 31, 2024
Within one year	$535,538
Between one and two years	305,493
Beyond two years	111,600
Total	$952,631

3.Inventories

Inventories

(In thousands)	August 31, 2024	March 2, 2024
Raw materials	$31,952	$31,363
Work-in-process	16,656	12,291
Finished goods	30,983	25,586
Total inventories, net	$79,591	$69,240

4.Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of fixed-maturity investments:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
August 31, 2024	$11,708	$37	$323	$11,422
March 2, 2024	11,327	15	437	10,905

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these investments at August 31, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$3,119	$3,092
Due after one year through five years	8,589	8,330
Total	$11,708	$11,422

Derivative instruments
We periodically use interest rate swaps, currency put options, and forward purchase contracts to manage risks generally associated with foreign exchange rate, interest rate and commodity price fluctuations. The information that follows explains the various types of derivatives and financial instruments we use, how such instruments are accounted for, and how such instruments impact our financial position and performance.

In fiscal 2020, we entered into an interest rate swap to hedge exposure to variability in cash flows from interest payments on floating-rate borrowings under our credit facility. As of August 31, 2024, the interest rate swap contract had a notional value of $30.0 million and has a maturity date of February 5, 2026.

We periodically enter into forward purchase contracts and/or fixed/floating swaps to manage the risk associated with fluctuations in aluminum prices and fluctuations in foreign exchange rates. These contracts generally have an original maturity date of less than one year. As of August 31, 2024, we held aluminum purchase contracts and foreign exchange option contracts with U.S. dollar notional values of $2.0 million and $1.5 million, respectively.

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
August 31, 2024
Assets:
Money market funds	$42,400	$—	$42,400
Municipal and corporate bonds	—	11,422	11,422
Foreign currency option contract	—	28	28
Interest rate swap contract	—	781	781
Liabilities:
Aluminum hedging contract	—	20	20

March 2, 2024
Assets:
Money market funds	$26,529	$—	$26,529
Municipal and corporate bonds	—	10,905	10,905
Foreign currency forward/option contract	—	3	3
Interest rate swap contract	—	1,292	1,292
Liabilities:
Aluminum hedging contract	—	529	529

5.Debt

On July 19, 2024, we entered into a Credit Agreement (the Credit Agreement) with Bank of America, N.A., as administrative agent, and other lenders. The Credit Agreement provides for an unsecured senior credit facility in an aggregate principal amount of up to $700.0 million, in which commitments are available through a $450.0 million, five-year revolving credit facility and a committed $250.0 million delayed draw term loan facility. Borrowings under the revolving credit facility can be in Canadian dollars (CAD) limited to $25.0 million USD. The term loan facility may be borrowed in up to two drawdowns, which are available to be made within one year after the closing date. The senior credit facility has a term of five years with a maturity date of July 19, 2029. Outstanding borrowings under the revolving credit facility were $50.0 million as of August 31, 2024. As of August 31, 2024, the term loan facility had not been drawn.

The Credit Agreement replaces the previous revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and other lenders, with maximum borrowings up to $385.0 million, and the two Canadian credit facilities with Bank of Montreal totaling $25.0 million USD. Outstanding borrowings under the previous revolving credit facility were $50.0 million as of March 2, 2024. We had no outstanding borrowings under the Canadian facilities as of March 2, 2024.

As a result of the transaction, in the second quarter of fiscal 2025, we recognized a loss on extinguishment of debt within interest expense of $0.5 million for the write-off of unamortized financing fees related to the previous revolving credit facility. Additionally, we capitalized $3.0 million of lender fees and $0.6 million of third-party fees incurred in connection with the Credit Agreement, which were recorded as other non-current assets and will be amortized over the term of the credit facility as interest expense.

The Credit Agreement contains two maintenance financial covenants that require our Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than 3.50 and our Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to exceed 3.00. At August 31, 2024, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

The Credit Agreement also contains an acquisition “holiday.” In the event we make an acquisition for which the purchase price is greater than $75 million, we can elect to increase the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to 4.00 for a period of four consecutive fiscal quarters, commencing with the fiscal quarter in which a qualifying acquisition occurs. No more than two acquisition holidays can occur during the term of the Credit Agreement, and at least two fiscal quarters must separate qualifying acquisitions.

Borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term Secured Overnight Financing Rate (SOFR), or, for CAD borrowings, Canadian Overnight Repo Rate Average (CORRA) plus, in each a margin based on the Consolidated Leverage Ratio (as defined in the Credit Agreement). For Base Rate borrowings, the margin ranges from 0.25% to 0.75%. For Term SOFR and CORRA borrowings, the margin ranges from 1.25% to 1.75%, with an incremental Term SOFR and CORRA adjustment of 0.10% and 0.29547% respectively.

The Credit Agreement also contains an “accordion” provision. Under this provision, we can request that the senior credit facility be increased by unlimited additional amounts. Any lender may elect or decline to participate in the requested increase at their sole discretion.

At August 31, 2024, we had a total of $42.5 million of ongoing letters of credit related to the senior credit facility and industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2026 through 2032 and reduce borrowing capacity under the revolving credit facility. As of August 31, 2024, the amount available for revolving borrowings was $357.5 million.

At August 31, 2024, debt included $12.0 million of industrial revenue bonds that mature in fiscal years 2036 through 2043.

The fair value of our senior credit facility and industrial revenue bonds approximated carrying values at August 31, 2024, and would be classified as Level 2 within the fair value hierarchy described in Note 4, due to the variable interest rates on these instruments.

	Three Months Ended		Six Months Ended
(In thousands)	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023
Interest on debt	$1,339	$2,661	$2,513	$5,171
Interest rate swap gain	(236)	(153)	(472)	(420)
Other interest expense	594	50	615	78
Interest income	$(557)	$(328)	$(1,066)	$(563)
Interest expense, net	$1,140	$2,230	$1,590	$4,266

Interest payments under the credit facilities were $2.6 million and $5.4 million for the six months ended August 31, 2024 and August 26, 2023, respectively.

6.Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems Segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At August 31, 2024, $1.2 billion of these types of bonds were outstanding, of which $366.0 million is in our backlog. These bonds have expiration dates that align with completion of the sales order or contract. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

Warranty and project-related contingencies
We reserve estimated exposures on known claims, as well as on a portion of anticipated claims, for product warranty and rework cost, based on historical product liability claims as a ratio of sales. Claim costs are deducted from the accrual when paid. Factors that could have an impact on these accruals in any given period include changes in manufacturing quality, changes in product mix, and any significant changes in sales volume.

Six Months Ended
(In thousands)	August 31, 2024
Balance at beginning of period	$21,362
Additions charged to costs and expenses	5,967
Deductions from reserve, net of recoveries	(6,585)
Balance at end of period	$20,744

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

Letters of credit
At August 31, 2024, we had $42.5 million of ongoing letters of credit as discussed in Note 5.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $14.2 million as of August 31, 2024.

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

7.Supplier Finance Program Obligations

In the first quarter of fiscal 2024, we implemented a supplier financing arrangement that enables select suppliers, at their sole discretion, to sell our receivables (i.e., our payment obligations to the suppliers) on a non-recourse basis in order to be paid earlier than our payment terms provide. These suppliers’ voluntary inclusion of invoices in the supplier financing arrangement has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in the supplier’s decision to participate in the supplier financing program, and we do not provide any guarantees in connection with it. The balances owed are reflected in accounts payable in the consolidated balance sheets and are reflected in net cash provided by operating activities in our consolidated statements of cash flows when settled.

The following table summarizes the obligation activity and outstanding balance as of August 31, 2024 that we have confirmed as valid to the administrators of our program:

(In thousands)	August 31, 2024
Balance at beginning of period	$6,527
Obligations added to the program	22,411
Obligations settled	(20,503)
Balance at end of period	$8,435

8.Shareholders' Equity

We paid dividends totaling $10.8 million ($0.50 per share) in the first six months of fiscal 2025, compared to dividends paid of $10.5 million ($0.48 per share) in the comparable prior year period.

During fiscal 2004, the Board of Directors authorized a share repurchase program allowing us to repurchase shares of our outstanding common stock, with subsequent increases in authorization. During the six-months ended August 31, 2024, we repurchased 241,573 shares under the program, for a total cost of $15.1 million, inclusive of the applicable excise tax. During the six-months ended August 26, 2023, we repurchased 279,916 shares under the program, for a total cost of $11.8 million. We have repurchased a total of 11,518,090 shares, at a total cost of $408.5 million, since the inception of this program in fiscal 2004. We have remaining authority to repurchase 2,731,910 shares under this program, which has no expiration date. We may also elect to repurchase additional shares of common stock under our authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing.

Additionally, shares withheld from the vesting of restricted awards, or the settlement of performance-based awards, are treated as purchases and retirements, and are included within other, net in the financing activities section in the consolidated statement of cash flows.

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

The table below sets forth the number of stock-based compensation awards granted during the six-months ended August 31, 2024, along with the weighted average grant date fair value:

Awards	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock awards and restricted stock units(1)	118,092	$62.54
Performance share units (2)	37,151	$62.78

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

Total share-based compensation expense included in the results of operations was $2.9 million and $2.3 million for the three-month periods ended August 31, 2024 and August 26, 2023, respectively and $5.6 million and $4.5 million for the six-month periods ended August 31, 2024 and August 26, 2023, respectively.

At August 31, 2024, there was $17.3 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 24 months. The total fair value of shares vested during the six-months ended August 31, 2024 was $8.6 million.

10.Income Taxes

We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, Canada, Brazil and other international jurisdictions. We are not subject to U.S. federal tax examinations for years prior to fiscal 2021, or state and local income tax examinations for years prior to fiscal 2015. We are not currently under U.S. federal examination for years subsequent to fiscal 2020, and there is very limited audit activity of our income tax returns in U.S. state jurisdictions or international jurisdictions.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. For the three-months ended August 31, 2024, income tax expense as a percentage of earnings before income tax was 25.7%, compared to 22.9% for the same period last year. For the six-months ended August 31, 2024, income tax expense as a percentage of earnings before income tax was 25.1%, compared to 23.8% for the same period last year. The change in the effective tax rate for both the three- and six-month periods was primarily due to an increase in tax expense on discrete items.

The total liability for unrecognized tax benefits was $5.6 million at August 31, 2024 compared to $5.1 million at March 2, 2024, respectively. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense.

11.Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share (diluted EPS):

	Three Months Ended		Six Months Ended
(In thousands)	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023
Basic earnings per share – weighted average common shares outstanding	21,762	21,708	21,793	21,813
Weighted average effect of nonvested share grants and assumed exercise of stock options	113	254	192	292
Diluted earnings per share – weighted average common shares and potential common shares outstanding	21,875	21,962	21,985	22,105
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	11	51	65	73

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

Segment net sales is defined as net sales for a certain segment and includes revenue related to intersegment transactions. We report net sales intersegment eliminations separately to exclude these sales from our consolidated total. Segment operating income is equal to net sales, less cost of goods sold, selling, general and administrative expenses, and any asset impairment charges associated with the segment. Segment operating income includes operating income related to intersegment sales transactions and excludes certain corporate costs that are not allocated at a segment level. We report these unallocated corporate costs in Corporate and Other. Operating income does not include other income or expense, interest expense or income tax expense.

	Three Months Ended		Six Months Ended
(In thousands)	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023
Segment net sales
Architectural Framing Systems	$141,350	$158,801	$274,522	$322,963
Architectural Glass	90,101	94,096	176,804	191,298
Architectural Services	98,018	88,064	197,045	177,482
Large-Scale Optical	19,832	23,645	41,036	46,101
Intersegment eliminations	(6,861)	(10,931)	(15,451)	(22,456)
Net sales	$342,440	$353,675	$673,956	$715,388
Segment operating income (loss)
Architectural Framing Systems	$17,141	$21,060	$35,477	$41,005
Architectural Glass	21,068	17,434	38,159	33,955
Architectural Services	6,130	3,519	11,753	2,923
Large-Scale Optical	3,793	4,663	8,639	10,188
Corporate and Other	(6,167)	(6,123)	(10,682)	(13,751)
Operating income	$41,965	$40,553	$83,346	$74,320

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

During the second quarter of fiscal 2025, we incurred $1.2 million of pre-tax costs associated with Project Fortify, of which $0.9 million was included within cost of sales and $0.3 million was included within selling, general and administrative expenses. During the first six-months of fiscal 2025, we incurred $2.3 million of pre-tax costs associated with Project Fortify, of which $1.5 million was included within cost of sales and $0.8 million was included within selling, general and administrative expenses. Since announcing Project Fortify, we have incurred $14.7 million of pre-tax costs. The Company expects these restructuring actions to be substantially complete by the end of the third quarter of fiscal 2025 and expects to incur total pre-tax charges of approximately $15.0 million to $16.0 million. Total Project Fortify restructuring charges are expected to include:
•$6.5 million to $7.0 million of severance and employee related costs;
•Approximately $1.7 million of contract termination costs; and
•$6.5 million to $7.5 million of other expenses.

The Company expects that these actions will lead to annualized cost savings of $13 million to $14 million.

	Three Months Ended August 31, 2024
(In thousands)	Architectural Framing	Architectural Services	Corporate & Other	Total
Termination benefits	$271	$172	$5	$448
Contract termination costs	108	—	—	108
Other restructuring charges	537	86	—	623
Total restructuring charges	$916	$258	$5	$1,179

	Six Months Ended August 31, 2024
(In thousands)	Architectural Framing	Architectural Services	Corporate & Other	Total
Termination benefits	$573	$172	$129	$874
Contract termination costs	108	—	—	108
Other restructuring charges	1,233	86	—	1,319
Total restructuring charges	$1,914	$258	$129	$2,301

The following table summarizes our restructuring related accrual balances included within accrued payroll and related benefits and other current liabilities in the consolidated balance sheets. All remaining accrual balances are expected to be paid within fiscal 2025.

(In thousands)	Architectural Framing	Architectural Services	Corporate & Other	Total
Balance at March 2, 2024	$2,814	$2,067	$56	$4,937
Restructuring expense	736	—	124	860
Payments	(3,195)	(348)	(117)	(3,660)
Other adjustments	778	—	—	778
Balance at August 31, 2024	$1,133	$1,719	$63	$2,915

The charges presented in the rollforward of our restructuring accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued payroll and related benefits and other current liabilities in the consolidated balance sheets.

14.Subsequent Events

On September 23, 2024, we entered into a purchase agreement for the acquisition of UW Interco, LLC (UW Solutions), a leading developer and manufacturer of high-performance coated materials. The total initial purchase price was $240.0 million, which is subject to customary closing adjustments. We intend to fund the acquisition with cash on hand and borrowings under our existing credit facility.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements
This Quarterly Report on Form 10-Q, including the section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect our current views with respect to future events and financial performance. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” “will,” “continue” or similar words or expressions. All forecasts and projections in this document are “forward-looking statements,” and are based on management’s current expectations or beliefs of the Company's near-term results, based on current information available pertaining to the Company. From time to time, we may also provide oral and written forward-looking statements in other materials we release to the public, such as press releases, presentations to securities analysts or investors, or other communications by the Company. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results.

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

Non-GAAP Measures
We have included in this report measures of financial performance that are not defined by U.S. GAAP. We believe that these measures provide useful information and include these measures in other communications to investors. For each of these non-GAAP financial measures, we provide a reconciliation of the differences between the non-GAAP measure and the most directly comparable U.S. GAAP measure (see “Reconciliation of Non-GAAP Financial Measures” in this Item 2 below), and an explanation of why we believe the non-GAAP measure provides useful information to management and investors. These non-GAAP measures should be viewed in addition to, and not in lieu of, the comparable U.S. GAAP measure.

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
3.Strengthen our core capabilities. We are shifting from our historical, decentralized operating model to one with center-led functional expertise that enables us to leverage the scale of the enterprise to better support the needs of the business. In fiscal 2022, we established a Company-wide operating system with common tools and processes based on the foundation of Lean and Continuous Improvement, which we call the “Apogee Management System.” Our strategy is supported by a robust talent management program and a commitment to strong governance to ensure compliance and drive sustainable performance.

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

In fiscal 2024 and through the second quarter of fiscal 2025, we drove further progress toward our strategic goals and financial targets. We continued the deployment of the Apogee Management System across our business, supporting sustainable cost and productivity improvements. We invested in organic growth initiatives, including capacity expansion in the Large-Scale Optical Segment and geographic growth in the Architectural Services Segment. We increased our focus on differentiated products and services, and continued to diversify the mix of architectural projects that we serve while leaning more heavily into higher, value-added products. We also advanced several initiatives to strengthen our core capabilities, driving the standardization of key business processes and systems, and strengthening talent management and leadership development programs.

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

	Three Months Ended		% of Net Sales
(in thousands, except percentages)	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023
Net sales	$342,440	$353,675	100.0%	100.0%
Cost of sales	245,119	258,304	71.6	73.0
Gross profit	97,321	95,371	28.4	27.0
Selling, general and administrative expenses	55,356	54,818	16.2	15.5
Operating income	41,965	40,553	12.3	11.5
Interest expense, net	1,140	2,230	0.3	0.6
Other expense, net	290	4,900	0.1	1.4
Earnings before income taxes	41,115	43,223	12.0	12.2
Income tax expense	10,549	9,896	3.1	2.8
Net earnings	$30,566	$33,327	8.9%	9.4%
Effective tax rate			25.7%	22.9%
N/M Indicates calculation not meaningful.

	Six Months Ended		% of Net Sales
(in thousands, except percentages)	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023
Net sales	$673,956	$715,388	100.0%	100.0%
Cost of sales	477,780	527,031	70.9	73.7
Gross profit	196,176	188,357	29.1	26.3
Selling, general and administrative expenses	112,830	114,037	16.7	15.9
Operating income	83,346	74,320	12.4	10.4
Interest expense, net	1,590	4,266	0.2	0.6
Other expense, net	433	4,612	0.1	0.6
Earnings before income taxes	82,189	74,666	12.2	10.4
Income tax expense	20,612	17,763	3.1	2.5
Net earnings	$61,577	$56,903	9.1%	8.0%
Effective tax rate			25.1%	23.8%
N/M Indicates calculation not meaningful.

Comparison of Second Quarter Fiscal 2025 to Second Quarter Fiscal 2024
•Consolidated net sales decreased 3.2%, to $342.4 million, primarily driven by lower volume, partially offset by improved pricing and mix.

•Gross margin increased to 28.4%, compared to 27.0%, primarily driven by improved pricing, a more favorable mix of projects in Architectural Services, favorable material costs, and lower insurance-related costs, partially offset by the unfavorable sales leverage impact of lower volume, higher compensation and benefits expense, and $0.9 million of restructuring costs associated with Project Fortify.

•Selling, general and administrative (SG&A) expenses increased $0.5 million to 16.2% of net sales, compared to 15.5% of net sales. The increase in SG&A as a percentage of sales was primarily due to higher incentive compensation expense and the unfavorable sales leverage impact of lower volume.

•Operating income increased to $42.0 million from $40.6 million, and operating margin increased 80 basis points to 12.3%. The improvement in operating margin was primarily driven by improved pricing, a more favorable mix of projects in Architectural Services, favorable material costs, and lower insurance-related costs, partially offset by the impact of higher incentive compensation expense, $1.2 million of restructuring costs related to Project Fortify, and the unfavorable sales leverage impact of lower volume. Adjusted operating income grew 6.4% to $43.1 million, and adjusted operating margin improved to 12.6%.

•Interest expense, net was $1.1 million, compared to $2.2 million, primarily driven by lower average debt levels, partially offset by the impact of the write-off of unamortized financing fees related to the previous credit facility.

•Income tax expense as a percentage of earnings before income tax was 25.7%, compared to 22.9% for the same period last year. The increase in the effective tax rate was primarily due to an increase in tax expense for discrete items.

Comparison of First Six Months of Fiscal 2025 to First Six Months of Fiscal 2024

•Consolidated net sales decreased 5.8%, to $674.0 million, primarily driven by lower volume, partially offset by improved pricing and mix.

•Gross margin increased to 29.1%, compared to 26.3%, primarily driven by improved pricing and a more favorable mix of projects in Architectural Services, favorable material costs, and lower insurance-related costs, partially offset by the unfavorable sales leverage impact of lower volume, higher compensation and benefits expense, and $1.5 million of restructuring costs associated with Project Fortify.

•SG&A expenses decreased $1.2 million to 16.7% of net sales, compared to 15.9% of net sales. The increase in SG&A as a percentage of sales was primarily due to the unfavorable sales leverage impact of lower volume and higher incentive compensation expense, partially offset by lower bad debt expense.

•Operating income grew to $83.3 million from $74.3 million, and operating margin increased 200 basis points to 12.4%. The improvement in operating margin was primarily driven by improved pricing, a more favorable mix of projects in Architectural Services, favorable material costs, lower insurance-related costs, and lower bad debt expense, which more than offset the unfavorable sales leverage impact of lower volume, $2.3 million of restructuring costs related to Project Fortify, and higher incentive compensation expense. Adjusted operating income grew 15.2% to $85.6 million, and adjusted operating margin improved to 12.7%.

•Interest expense, net was $1.6 million, compared to $4.3 million, primarily driven by lower average debt levels, partially offset by the impact of the write-off of unamortized financing fees related to our previous credit facility.

•Income tax expense as a percentage of earnings before income tax was 25.1%, compared to 23.8% for the same period last year. The increase in the effective tax rate was primarily due to an increase in tax expense for discrete items.

Segment Analysis
The following table presents net sales, operating income (loss) and operating margin by segment and consolidated total.

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	August 31, 2024	August 26, 2023	% Change	August 31, 2024	August 26, 2023	% Change
Segment net sales
Architectural Framing Systems	$141,350	$158,801	(11.0)%	$274,522	$322,963	(15.0)%
Architectural Glass	90,101	94,096	(4.2)	176,804	191,298	(7.6)
Architectural Services	98,018	88,064	11.3	197,045	177,482	11.0
Large-Scale Optical	19,832	23,645	(16.1)	41,036	46,101	(11.0)
Intersegment eliminations	(6,861)	(10,931)	(37.2)	(15,451)	(22,456)	(31.2)
Net sales	$342,440	$353,675	(3.2)%	$673,956	$715,388	(5.8)%
Segment operating income (loss)
Architectural Framing Systems	$17,141	$21,060	(18.6)%	$35,477	$41,005	(13.5)%
Architectural Glass	21,068	17,434	20.8	38,159	33,955	12.4
Architectural Services	6,130	3,519	74.2	11,753	2,923	302.1
Large-Scale Optical	3,793	4,663	(18.7)	8,639	10,188	(15.2)
Corporate and Other	(6,167)	(6,123)	0.7	(10,682)	(13,751)	(22.3)
Operating income	$41,965	$40,553	3.5%	$83,346	$74,320	12.1%
Segment operating margin
Architectural Framing Systems	12.1%	13.3%		12.9%	12.7%
Architectural Glass	23.4	18.5		21.6	17.7
Architectural Services	6.3	4.0		6.0	1.6
Large-Scale Optical	19.1	19.7		21.1	22.1
Corporate and Other	N/M	N/M		N/M	N/M
Operating income	12.3%	11.5%		12.4%	10.4%
N/M Indicates calculation not meaningful.

Segment net sales is defined as net sales for a certain segment and includes revenue related to intersegment transactions. We report net sales intersegment eliminations separately to exclude these sales from our consolidated total. Segment operating income is equal to net sales, less cost of goods sold, SG&A, and any asset impairment charges associated with the segment. Segment operating income includes operating income related to intersegment sales transactions and excludes certain corporate costs that are not allocated at a segment level. We report these unallocated corporate costs in Corporate and Other. Operating income does not include other income or expense, interest expense or income tax expense.

Architectural Framing Systems
Comparison of Second Quarter Fiscal 2025 to Second Quarter Fiscal 2024
•Net sales were $141.4 million, compared to $158.8 million, primarily reflecting reduced volume due to exiting certain lower-margin product lines as part of Project Fortify and lower end market demand.

•Operating income was $17.1 million, or 12.1% of net sales, compared to $21.1 million, or 13.3% of net sales. The 120 basis point reduction in operating margin was primarily driven by the unfavorable sales leverage impact of lower volume, a less favorable mix and $0.9 million of restructuring charges related to Project Fortify, partially offset by favorable material costs. Adjusted operating income was $18.1 million, or 12.8% of net sales, compared to $21.1 million, or 13.3% of net sales.

Comparison of First Six Months of Fiscal 2025 to First Six Months of Fiscal 2024
•Net sales were $274.5 million, compared to $323.0 million, primarily reflecting reduced volume due to exiting certain lower-margin product lines as part of Project Fortify and lower end market demand.

•Operating income was $35.5 million, or 12.9% of net sales, compared to $41.0 million, or 12.7% of net sales. The 20 basis point improvement in operating margin was primarily driven by favorable material costs and lower bad debt expense, partially offset by the unfavorable sales leverage impact of lower volume, and $1.9 million of restructuring charges as part of Project Fortify. Adjusted operating income was $37.4 million, or 13.6% of net sales, compared to $41.0 million, or 12.7% of net sales.

Architectural Glass
Comparison of Second Quarter Fiscal 2025 to Second Quarter Fiscal 2024
•Net sales were $90.1 million, compared to $94.1 million, reflecting reduced volume due to lower end-market demand, partially offset by improved pricing and product mix.

•Operating income increased to $21.1 million, or 23.4% of net sales, compared to $17.4 million, or 18.5% of net sales. The 490 basis point improvement in operating margin was primarily driven by improved pricing and product mix, and lower wages and benefits expense, partially offset by the unfavorable sales leverage impact of lower volume.

Comparison of First Six Months of Fiscal 2025 to First Six Months of Fiscal 2024
•Net sales were $176.8 million, compared to $191.3 million, reflecting lower volume due to lower end-market demand, partially offset by improved pricing and product mix.

•Operating income increased to $38.2 million, or 21.6% of net sales, compared to $34.0 million, or 17.7% of net sales. The 390 basis point improvement in operating margin was primarily driven by improved pricing and product mix, and lower wages and benefits expense, partially offset by the unfavorable sales leverage impact of lower volume.

Architectural Services
Comparison of Second Quarter Fiscal 2025 to Second Quarter Fiscal 2024
•Net sales were $98.0 million, compared to $88.1 million, primarily due to a more favorable mix of projects and increased volume.

•Operating income increased to $6.1 million, or 6.3% of net sales, compared to $3.5 million, or 4.0% of net sales, primarily driven by a more favorable mix of projects, partially offset by higher compensation-related expenses, higher leasing costs, and the $0.3 million impact of restructuring costs as part of Project Fortify.

Comparison of First Six Months of Fiscal 2025 to First Six Months of Fiscal 2024
•Net sales were $197.0 million, compared to $177.5 million, primarily due to a more favorable mix of projects and increased volume.

•Operating income increased to $11.8 million, or 6.0% of net sales, compared to $2.9 million, or 1.6% of net sales, primarily driven by a more favorable mix of projects, partially offset by higher compensation-related expenses, higher leasing costs, and the $0.3 million impact of restructuring costs as part of Project Fortify.

Large-Scale Optical (LSO)
Comparison of Second Quarter Fiscal 2025 to Second Quarter Fiscal 2024
•LSO net sales were $19.8 million, compared to $23.6 million, primarily reflecting lower volume in the retail channel, partially offset by a more favorable mix.

•Operating income was $3.8 million, or 19.1% of net sales, compared to $4.7 million, or 19.7% of net sales. The 60 basis point decline in operating margin primarily reflects the unfavorable sales leverage impact of lower volume, partially offset by improved mix and cost savings.

Comparison of First Six Months of Fiscal 2025 to First Six Months of Fiscal 2024
•LSO net sales were $41.0 million, compared to $46.1 million, primarily reflecting lower volume in the retail channel, partially offset by a more favorable mix.

•Operating income was $8.6 million, or 21.1% of net sales, compared to $10.2 million, or 22.1% of net sales. The 100 basis point decline in operating margin primarily reflects the unfavorable sales leverage impact of lower volume, partially offset by improved mix and cost savings.

Corporate and Other
Comparison of Second Quarter Fiscal 2025 to Second Quarter Fiscal 2024
•Corporate and Other expense was $6.2 million, compared to $6.1 million. The increase was primarily driven by higher incentive compensation and benefits costs, partially offset by lower insurance-related costs.

Comparison of First Six Months of Fiscal 2025 to First Six Months of Fiscal 2024
•Corporate and Other expense was $10.7 million, compared to $13.8 million, primarily due to lower insurance-related costs, partially offset by incentive compensation and benefits costs.

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

Architectural Services
As of August 31, 2024, segment backlog was approximately $792.1 million, compared to approximately $866.9 million at the end of the prior quarter. The decrease in backlog compared to the prior quarter was primarily driven by executing more project work in the quarter than securing new project awards that were added to backlog. Our backlog in this segment tends to vary significantly given the variable timing and relatively large size of projects awarded.

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

Reconciliation of Non-GAAP Financial Measures
Adjusted Operating Income and Adjusted Operating Margin
(Unaudited)
	Three Months Ended August 31, 2024
(In thousands, except percentages)	Architectural Framing Systems	Architectural Glass	Architectural Services	LSO	Corporate and Other	Consolidated
Operating income	$17,141	$21,068	$6,130	$3,793	$(6,167)	$41,965
Restructuring costs (1)	916	—	258	—	5	1,179
Adjusted operating income	$18,057	$21,068	$6,388	$3,793	$(6,162)	$43,144

Operating margin	12.1%	23.4%	6.3%	19.1%	N/M	12.3%
Restructuring costs (1)	0.6%	—%	0.3%	—%	N/M	0.3%
Adjusted operating margin	12.8%	23.4%	6.5%	19.1%	N/M	12.6%

	Three Months Ended August 26, 2023
	Architectural Framing Systems	Architectural Glass	Architectural Services	LSO	Corporate and Other	Consolidated
Operating income	$21,060	$17,434	$3,519	$4,663	$(6,123)	$40,553

Operating margin	13.3%	18.5%	4.0%	19.7%	N/M	11.5%

(1)
Restructuring charges related to Project Fortify, including $0.5 million of employee termination costs, $0.1 million of contract termination costs and $0.6 million of other costs incurred in the second quarter of fiscal 2025.

	Six Months Ended August 31, 2024
(In thousands, except percentages)	Architectural Framing Systems	Architectural Glass	Architectural Services	LSO	Corporate and Other	Consolidated
Operating income	$35,477	$38,159	$11,753	$8,639	$(10,682)	$83,346
Restructuring costs (1)	1,914	—	258	—	129	2,301
Adjusted operating income	$37,391	$38,159	$12,011	$8,639	$(10,553)	$85,647

Operating margin	12.9%	21.6%	6.0%	21.1%	N/M	12.4%
Restructuring costs (1)	0.7%	—%	0.1%	—%	N/M	0.3%
Adjusted operating margin	13.6%	21.6%	6.1%	21.1%	N/M	12.7%

	Six Months Ended August 26, 2023
	Architectural Framing Systems	Architectural Glass	Architectural Services	LSO	Corporate and Other	Consolidated
Operating income	$41,005	$33,955	$2,923	$10,188	$(13,751)	$74,320

Operating margin	12.7%	17.7%	1.6%	22.1%	N/M	10.4%

(1)
Restructuring charges related to Project Fortify, including $0.9 million of employee termination costs, $0.1 million of contract termination costs and $1.3 million of other costs incurred in the first six months of fiscal 2025.

Reconciliation of Non-GAAP Financial Measures
Adjusted Net Earnings and Adjusted Diluted Earnings Per Share
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023
Net earnings	$30,566	$33,327	$61,577	$56,903
Restructuring costs (1)	1,179	—	2,301	—
NMTC Settlement Gain(2)	—	(4,687)	—	(4,687)
Income tax impact on above adjustments (3)	(289)	1,148	(564)	1,148
Adjusted net earnings	$31,456	$29,788	$63,314	$53,364

	Three Months Ended		Six Months Ended
	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023
Diluted EPS	$1.40	$1.52	$2.80	$2.57
Restructuring costs (1)	0.05	—	0.10	—
NMTC Settlement Gain(2)	—	(0.21)	—	(0.21)
Income tax impact on above adjustments (3)	(0.01)	0.05	(0.03)	0.05
Adjusted diluted EPS	$1.44	$1.36	$2.88	$2.41

Shares outstanding for EPS	21,875	21,962	21,985	22,105

(1)
Restructuring charges related to Project Fortify, including $0.5 million of employee termination costs, $0.1 million of contract termination costs and $0.6 million of other costs incurred in the second quarter of fiscal 2025, and $0.9 million of employee termination costs, $0.1 million of contract termination costs and $1.3 million of other costs incurred in the first six months of fiscal 2025.

(2)	Realization of a New Markets Tax Credit (NMTC) benefit during the second quarter of fiscal 2024, which was recorded in other income, net.
(3)	Income tax impact calculated using an estimated statutory tax rate of 24.5%, which reflects the estimated blended statutory tax rate for the jurisdictions in which the charge or income occurred.

Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin (Earnings before interest, taxes, depreciation and amortization)
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	August 31, 2024	August 26, 2023	August 31, 2024	August 26, 2023
Net earnings	$30,566	$33,327	$61,577	$56,903
Income tax expense	10,549	9,896	20,612	17,763
Interest expense, net	1,140	2,230	1,590	4,266
Depreciation and amortization	9,688	10,379	19,664	20,661
EBITDA	$51,943	$55,832	$103,443	$99,593
Restructuring costs(1)	1,179	—	2,301	—
NMTC Settlement Gain(2)	—	(4,687)	—	(4,687)
Adjusted EBITDA	$53,122	$51,145	$105,744	$94,906

EBITDA Margin	15.2%	15.8%	15.3%	13.9%
Adjusted EBITDA Margin	15.5%	14.5%	15.7%	13.3%

(1)
Restructuring charges related to Project Fortify, including $0.5 million of employee termination costs, $0.1 million of contract termination costs and $0.6 million of other costs incurred in the second quarter of fiscal 2025, and $0.9 million of employee termination costs, $0.1 million of contract termination costs and $1.3 million of other costs incurred in the first six months of fiscal 2025.

(2)	Realization of a New Markets Tax Credit (NMTC) benefit during the second quarter of fiscal 2024, which was recorded in other income, net.

Liquidity and Capital Resources
We rely on cash provided by operations for our material cash requirements, including working capital needs, capital expenditures, satisfaction of contractual commitments (including principal and interest payments on our outstanding indebtedness) and shareholder return through dividend payments and share repurchases.

Operating Activities. Net cash provided by operating activities was $64.1 million for the first six months of fiscal 2025, compared to $62.6 million in the prior year period. The increase was primarily driven by increased net earnings and decreased cash payments for incentive compensation, partially offset by increased cash used for working capital.

Investing Activities. Net cash used by investing activities was $15.5 million for the first six months of fiscal 2025, compared to $15.1 million in the prior year, primarily related to capital expenditures in both periods.

Financing Activities. Net cash used by financing activities was $34.6 million for the first six months of fiscal 2025, compared to $50.1 million in the prior year period. The decrease in cash used for financing activities was primarily driven by lower net debt repayments, partially offset by debt issuance costs related to our new credit agreement and increased share repurchases.

Additional Liquidity Considerations. We periodically evaluate our liquidity requirements, cash needs and availability of debt resources relative to acquisition plans, significant capital plans, and other working capital needs.

On July 19, 2024, we entered into a Credit Agreement (the Credit Agreement) with Bank of America, N.A., as administrative agent, and other lenders. The Credit Agreement provides for an unsecured senior credit facility in an aggregate principal amount of up to $700.0 million, in which commitments are available through a $450.0 million, five-year revolving credit facility and a committed $250.0 million delayed draw term loan facility. Borrowings under the revolving credit facility can be in Canadian dollars (CAD) limited to $25.0 million USD. The term loan facility may be borrowed in up to two drawdowns, which are available to be made within one year after the closing date. The senior credit facility has a term of five years with a maturity date of July 19, 2029. Outstanding borrowings under the revolving credit facility were $50.0 million as of August 31, 2024. As of August 31, 2024, the term loan facility had not been drawn.

The Credit Agreement replaces the previous revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and other lenders, with maximum borrowings up to $385.0 million, and the two Canadian credit facilities with Bank of Montreal totaling $25.0 million USD. Outstanding borrowings under the previous revolving credit facility were $50.0 million as of March 2, 2024. We had no outstanding borrowings under the Canadian facilities as of March 2, 2024.

As a result of the transaction, in the second quarter of fiscal 2025, we recognized a loss on extinguishment of debt within interest expense of $0.5 million for the write-off of unamortized financing fees related to the previous revolving credit facility. Additionally, we capitalized $3.0 million of lender fees and $0.6 million of third-party fees incurred in connection with the Credit Agreement, which were recorded as other non-current assets and will be amortized over the term of the credit facility as interest expense.

The Credit Agreement contains two maintenance financial covenants that require our Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than 3.50 and our Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to exceed 3.00. At August 31, 2024, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

The Credit Agreement also contains an acquisition “holiday.” In the event we make an acquisition for which the purchase price is greater than $75 million, we can elect to increase the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to 4.00 for a period of four consecutive fiscal quarters, commencing with the fiscal quarter in which a qualifying acquisition occurs. No more than two acquisition holidays can occur during the term of the Credit Agreement, and at least two fiscal quarters must separate qualifying acquisitions.

Borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term Secured Overnight Financing Rate (SOFR), or for CAD borrowings, Canadian Overnight Repo Rate Average (CORRA) plus, in each a margin based on the Consolidated Leverage Ratio (as defined in the Credit Agreement). For Base Rate borrowings, the margin ranges from 0.25% to 0.75%. For Term SOFR and CORRA borrowings, the margin ranges from 1.25% to 1.75%, with an incremental Term SOFR and CORRA adjustment of 0.10% and 0.29547% respectively.

The Credit Agreement also contains an “accordion” provision. Under this provision, we can request that the senior credit facility be increased by unlimited additional amounts. Any lender may elect or decline to participate in the requested increase at their sole discretion.

At August 31, 2024, we had a total of $42.5 million of ongoing letters of credit related to the senior credit facility and industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2026 through 2032 and reduce borrowing capacity under the revolving credit facility. As of August 31, 2024, the amount available for revolving borrowings was $357.5 million.

We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Future payments for such leases, excluding leases with initial terms of one year or less, were $48.1 million at August 31, 2024, with $7.1 million payable during the remainder of fiscal 2025.

As of August 31, 2024, we had $14.2 million of open purchase obligations, of which payments totaling $9.3 million are expected to become due during the remainder of fiscal 2025. These purchase obligations primarily relate to raw material commitments and capital expenditures and are not expected to impact future liquidity, as amounts should be recovered through customer billings.

We expect to make contributions of $0.4 million to our defined-benefit pension plans in fiscal 2025, which will equal or exceed our minimum funding requirements.

As of August 31, 2024, we had reserves of $5.6 million for unrecognized tax benefits. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At August 31, 2024, $1.2 billion of these types of bonds were outstanding, of which $366.0 million is in our backlog. These bonds have expiration dates that align with completion of the purchase order or contract. We have not been required to make any payments under these bonds with respect to our existing businesses.

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
b)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
June 2, 2024 to June 29, 2024	1,679	$60.76	—	2,731,910
June 30, 2024 to July 27, 2024	4,845	61.19	—	2,731,910
July 28, 2024 to August 31, 2024	—	—	—	2,731,910
Total	6,524	$60.89	—	2,731,910
(a)The shares in this column represent the total number of shares surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation. We did not purchase any shares pursuant to our publicly announced repurchase program during the fiscal quarter.
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

Item 5.    Other Information

Insider Adoption or Termination of Trading Arrangements
During the three months ended August 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.
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

10.2
Credit Agreement dated July 19, 2024 between Apogee Enterprises, Inc., certain material domestic subsidiaries of the Company as guarantors, Bank of America, N.A., as administrative agent, swingline lender and L/C issuer and the syndicate of lenders which are party thereto from time to time. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on July 25, 2024.

10.3
Membership Interest Purchase Agreement, dated as of September 23, 2024, by and among UW Holdings, LLC, UW Interco, LLC and Apogee Enterprises, Inc. Incorporate by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on September 25, 2024.

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
101#
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 31, 2024 and March 2, 2024, (ii) the Consolidated Results of Operations for the three- and six-months ended August 31, 2024 and August 26, 2023, (iii) the Consolidated Statements of Comprehensive Earnings for the three- and six-months ended August 31, 2024 and August 26, 2023, (iv) the Consolidated Statements of Cash Flows for the six-months ended August 31, 2024 and August 26, 2023, (v) the Consolidated Statements of Shareholders' Equity for the three- and six-months ended August 31, 2024 and August 26, 2023, and (vi) Notes to Consolidated Financial Statements.

104#	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
Exhibits marked with a (#) sign are filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 4, 2024	By: /s/ Ty R. Silberhorn
Ty R. Silberhorn President and Chief Executive Officer (Principal Executive Officer)

Date: October 4, 2024	By: /s/ Matthew J. Osberg
Matthew J. Osberg Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)