Form 10-Q
period 2024-11-30
APOGEE ENTERPRISES, INC.
filed 2025-01-07
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 3, 2025, 21,953,364 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except stock data)	November 30, 2024	March 2, 2024
Assets
Current assets
Cash and cash equivalents	$43,855	$37,216
Receivables, net	187,799	173,557
Inventories, net	97,003	69,240
Contract assets	57,545	49,502
Other current assets	45,119	29,124
Total current assets	431,321	358,639
Property, plant and equipment, net of accumulated depreciation of $465,837 and $445,017	269,063	244,216
Operating lease right-of-use assets	63,663	40,221
Goodwill	234,814	129,182
Intangible assets, net	140,390	66,114
Other non-current assets	41,269	45,692
Total assets	$1,180,520	$884,064
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$96,372	$84,755
Accrued compensation and benefits	39,432	53,801
Contract liabilities	46,165	34,755
Operating lease liabilities	14,958	12,286
Other current liabilities	66,982	59,108
Total current liabilities	263,909	244,705
Long-term debt	272,000	62,000
Non-current operating lease liabilities	54,188	31,907
Non-current self-insurance reserves	33,303	30,552
Other non-current liabilities	35,051	43,875
Commitments and contingent liabilities (Note 6)
Shareholders’ equity
Junior preferred stock of $1.00 par value; authorized 200,000 shares; zero issued and outstanding	—	—
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 21,939,010 and 22,089,265, respectively	7,313	7,363
Additional paid-in capital	158,248	152,818
Retained earnings	388,478	340,375
Accumulated other comprehensive loss	(31,970)	(29,531)
Total shareholders’ equity	522,069	471,025
Total liabilities and shareholders’ equity	$1,180,520	$884,064
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 30, 2024	November 25, 2023	November 30, 2024	November 25, 2023
Net sales	$341,344	$339,714	$1,015,300	$1,055,102
Cost of sales	252,195	249,409	729,975	776,440
Gross profit	89,149	90,305	285,325	278,662
Selling, general and administrative expenses	60,520	52,658	173,350	166,695
Operating income	28,629	37,647	111,975	111,967
Interest expense, net	1,044	1,454	2,634	5,720
Other (income) expense, net	(60)	890	(493)	(3,722)
Earnings before income taxes	27,645	35,303	109,834	109,969
Income tax expense	6,656	8,329	27,268	26,092
Net earnings	$20,989	$26,974	$82,566	$83,877
Basic earnings per share	$0.96	$1.24	$3.79	$3.83
Diluted earnings per share	$0.96	$1.23	$3.76	$3.80
Weighted average basic shares outstanding	21,782	21,819	21,789	21,889
Weighted average diluted shares outstanding	21,917	22,013	21,937	22,093
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	November 30, 2024	November 25, 2023	November 30, 2024	November 25, 2023
Net earnings	$20,989	$26,974	$82,566	$83,877
Other comprehensive (loss) earnings:
Unrealized (loss) gain on marketable securities, net of $(13), $(2), $16 and $23 of tax (benefit) expense, respectively	(48)	(7)	60	86
Unrealized (loss) gain on derivative instruments, net of $(21), $56, $86 and $1 of tax (benefit) expense, respectively	(69)	186	281	6
Foreign currency translation adjustments	(1,619)	(604)	(2,780)	340
Other comprehensive (loss) earnings	(1,736)	(425)	(2,439)	432
Total comprehensive earnings	$19,253	$26,549	$80,127	$84,309

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	November 30, 2024	November 25, 2023
Operating Activities
Net earnings	$82,566	$83,877
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,798	31,185
Share-based compensation	8,067	6,644
Deferred income taxes	5,109	1,296
Loss (gain) on disposal of property, plant and equipment	159	(50)
Settlement of New Markets Tax Credit transaction	—	(4,687)
Non-cash lease expense	9,926	8,742
Other, net	1,800	10
Changes in operating assets and liabilities:
Receivables	(2,191)	(846)
Inventories	(8,284)	8,256
Contract assets	(8,168)	11,194
Accounts payable	6,796	(1,902)
Accrued compensation and benefits	(20,958)	(7,015)
Contract liabilities	11,499	7,635
Operating lease liability	(9,387)	(9,214)
Accrued income taxes	(6,498)	(7,587)
Other current assets and liabilities	(6,104)	1,714
Net cash provided by operating activities	95,130	129,252
Investing Activities
Capital expenditures	(24,696)	(26,956)
Proceeds from sales of property, plant and equipment	744	247
Purchases of marketable securities	(2,394)	(969)
Sales/maturities of marketable securities	2,370	1,370
Acquisition of business, net of cash acquired	(233,125)	—
Net cash used by investing activities	(257,101)	(26,308)
Financing Activities
Proceeds from revolving credit facilities	95,201	195,851
Repayment on revolving credit facilities	(115,201)	(265,000)
Proceeds from term loans	250,000	—
Repayment of term loans	(20,000)	—
Payments of debt issuance costs	(3,798)	—
Repurchase of common stock	(15,061)	(11,821)
Dividends paid	(16,238)	(15,690)
Other, net	(5,884)	(3,781)
Net cash provided (used) by financing activities	169,019	(100,441)
Effect of exchange rates on cash	(409)	(569)
Increase in cash and cash equivalents	6,639	1,934
Cash and cash equivalents at beginning of period	37,216	21,473
Cash and cash equivalents at end of period	$43,855	$23,407
Non-cash Activity
Capital expenditures in accounts payable	$2,299	$1,231
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 2, 2024	22,089	$7,363	$152,818	$340,375	$(29,531)	$471,025
Net earnings	—	—	—	31,011	—	31,011
Other comprehensive income, net of tax	—	—	—	—	521	521
Issuance of stock, net of cancellations	170	57	(57)	—	—	—
Share-based compensation	—	—	2,704	—	—	2,704
Share repurchases	(242)	(81)	(1,860)	(13,120)	—	(15,061)
Other share retirements	(80)	(27)	(603)	(4,206)	—	(4,836)
Declared dividends	—	—	—	(5,409)	—	(5,409)
Balance at June 1, 2024	21,937	$7,312	$153,002	$348,651	$(29,010)	$479,955
Net earnings	—	—	—	30,566	—	30,566
Other comprehensive loss, net of tax	—	—	—	—	(1,224)	(1,224)
Issuance of stock, net of cancellations	16	5	(5)	—	—	—
Share-based compensation	—	—	2,938	—	—	2,938
Other share retirements	(7)	(2)	(52)	(347)	—	(401)
Cash dividends	—	—	—	(5,412)	—	(5,412)
Balance at August 31, 2024	21,946	$7,315	$155,883	$373,458	$(30,234)	$506,422
Net earnings	—	—	—	20,989	—	20,989
Other comprehensive loss, net of tax	—	—	—	—	(1,736)	(1,736)
Issuance of stock, net of cancellations	1	—	—	—	—	—
Share-based compensation	—	—	2,425	—	—	2,425
Other share retirements	(8)	(2)	(60)	(552)	—	(614)
Cash dividends	—	—	—	(5,417)	—	(5,417)
Balance at November 30, 2024	21,939	$7,313	$158,248	$388,478	$(31,970)	$522,069

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 25, 2023	22,224	$7,408	$146,816	$273,740	$(31,556)	$396,408
Net earnings	—	—	—	23,576	—	23,576
Other comprehensive income, net of tax	—	—	—	—	159	159
Issuance of stock, net of cancellations	155	52	13	(9)	—	56
Share-based compensation	—	—	2,178	—	—	2,178
Share repurchases	(120)	(40)	(829)	(4,324)	—	(5,193)
Other share retirements	(40)	(14)	(281)	(1,438)	—	(1,733)
Cash dividends	—	—	—	(5,245)	—	(5,245)
Balance at May 27, 2023	22,219	$7,406	$147,897	$286,300	$(31,397)	$410,206
Net earnings	—	—	—	33,327	—	33,327
Other comprehensive income, net of tax	—	—	—	—	697	697
Issuance of stock, net of cancellations	(3)	(1)	7	(195)	—	(189)
Share-based compensation	—	—	2,305	—	—	2,305
Exercise of stock options	25	8	(1,192)	—	—	(1,184)
Share repurchases	(160)	(53)	(1,160)	(5,415)	—	(6,628)
Other share retirements	(9)	(3)	(444)	(547)	—	(994)
Cash dividends	—	—	—	(5,222)	—	(5,222)
Balance at August 26, 2023	22,072	$7,357	$147,413	$308,248	$(30,700)	$432,318
Net earnings	—	—	—	26,974	—	26,974
Other comprehensive loss, net of tax	—	—	—	—	(424)	(424)
Issuance of stock, net of cancellations	15	6	(5)	—	—	1
Share-based compensation	—	—	2,161	—	—	2,161
Other share retirements	(2)	(1)	(12)	(64)	—	(77)
Cash dividends	—	—	—	(5,222)	—	(5,222)
Balance at November 25, 2023	22,085	$7,362	$149,557	$329,936	$(31,124)	$455,731

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended March 2, 2024. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three- and nine-month periods ended November 30, 2024 are not necessarily indicative of the results to be expected for the full year.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This guidance requires entities to disclose more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions such as cost of sales and selling, general and administrative (SG&A) expenses. Such guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, although early adoption is permitted. This guidance should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. While the adoption of this ASU will not have an impact on our financial position and/or results of operations, we are currently evaluating the impact this ASU may have on our consolidated financial statement disclosures, including the processes and controls around the collection of this information.

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended		Nine Months Ended
(In thousands)	November 30, 2024	November 25, 2023	November 30, 2024	November 25, 2023
Recognized at shipment	$150,704	$144,910	$427,945	$449,805
Recognized over time (input method)	125,451	115,345	360,815	356,996
Recognized over time (output method)	65,189	79,459	226,540	248,301
Total	$341,344	$339,714	$1,015,300	$1,055,102

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

(In thousands)	November 30, 2024	March 2, 2024
Trade accounts	$121,329	$115,061
Construction contracts	68,953	61,879
Total receivables	190,282	176,940
Less: allowance for credit losses	2,483	3,383
Receivables, net	$187,799	$173,557

The following table summarizes the activity in the allowance for credit losses for the nine-month period ended:

(In thousands)	November 30, 2024
Beginning balance	$3,383
Credits charged to costs and expenses	(1,412)
Deductions from allowance, net of recoveries	(72)
Allowance for credit losses from acquisitions	607
Other adjustments	(23)
Ending balance	$2,483

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

Other contract-related disclosures	Three Months Ended		Nine Months Ended
(In thousands)	November 30, 2024	November 25, 2023	November 30, 2024	November 25, 2023
Revenue recognized related to contract liabilities from prior year-end	$399	$191	$30,760	$25,147
Revenue recognized related to prior satisfaction of performance obligations	4,129	730	12,295	5,634

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that time frame. Generally, these contracts are found in our businesses that typically operate with long-term contracts, which recognize revenue over time. The transaction prices associated with unsatisfied performance obligations at November 30, 2024 are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	November 30, 2024
Within one year	$530,834
Between one and two years	261,463
Beyond two years	88,030
Total	$880,327

3.Inventories

Inventories

(In thousands)	November 30, 2024	March 2, 2024
Raw materials	$37,871	$31,363
Work-in-process	17,504	12,291
Finished goods	41,628	25,586
Total inventories, net	$97,003	$69,240

4.Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of fixed-maturity investments:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
November 30, 2024	$11,444	$43	$389	$11,098
March 2, 2024	11,327	15	437	10,905

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these investments at November 30, 2024, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$4,081	$3,971
Due after one year through five years	7,363	7,127
Total	$11,444	$11,098

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

In fiscal 2020, we entered into an interest rate swap to hedge exposure to variability in cash flows from interest payments on floating-rate borrowings under our credit facility. As of November 30, 2024, the interest rate swap contract had a notional value of $30.0 million and has a maturity date of February 5, 2026.

We periodically enter into forward purchase contracts and/or fixed/floating swaps to manage the risk associated with fluctuations in aluminum prices and fluctuations in foreign exchange rates. These contracts generally have an original maturity date of less than one year. As of November 30, 2024, we held aluminum purchase contracts and foreign exchange option contracts with U.S. dollar notional values of $0.2 million and $0.8 million, respectively.

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

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
November 30, 2024
Assets:
Money market funds	$25,010	$—	$25,010
Municipal and corporate bonds	—	11,098	11,098
Foreign currency option contract	—	39	39
Interest rate swap contract	—	713	713
Liabilities:
Aluminum hedging contract		6	6

March 2, 2024
Assets:
Money market funds	$26,529	$—	$26,529
Municipal and corporate bonds	—	10,905	10,905
Foreign currency option contract	—	3	3
Interest rate swap contract	—	1,292	1,292
Liabilities:
Aluminum hedging contract	—	529	529

5.Debt

On July 19, 2024, we entered into a Credit Agreement (the Credit Agreement) with Bank of America, N.A., as administrative agent, and other lenders. The Credit Agreement provides for an unsecured senior credit facility in an aggregate principal amount of up to $700.0 million, in which commitments were made through a $450.0 million, five-year revolving credit facility and a committed $250.0 million delayed draw term loan facility. Borrowings under the revolving credit facility can be in Canadian dollars (CAD) limited to $25.0 million USD. The term loan facility may be utilized in up to two drawdowns, which are available to be made within one year after the closing date. The senior credit facility has a term of five years with a maturity date of July 19, 2029.

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

As a result of the execution of the Credit Agreement, in the second quarter of fiscal 2025, we recognized a loss on extinguishment of debt within interest expense of $0.5 million for the write-off of unamortized financing fees related to the previous revolving credit facility. Additionally, we capitalized $3.0 million of lender fees and $0.8 million of third-party fees incurred in connection with the Credit Agreement, which were recorded as other non-current assets and will be amortized over the term of the credit facility as interest expense.

The Credit Agreement contains two maintenance financial covenants that require our Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than 3.50 and our Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to exceed 3.00. At November 30, 2024, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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

On November 4, 2024, as part of the acquisition of UW Interco, LLC (UW Solutions), and for working capital and general corporate purposes, we executed a drawdown against the delayed draw term loan facility for $250.0 million. Outstanding borrowings under the term loan facility were $230.0 million as of November 30, 2024. Outstanding borrowings under the revolving credit facility were $30.0 million as of November 30, 2024.

At November 30, 2024, we had a total of $27.3 million of ongoing letters of credit related to the senior credit facility and industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2026 through 2032 and reduce borrowing capacity under the revolving credit facility. As of November 30, 2024, the amount available for revolving borrowings was $405.0 million.

At November 30, 2024, debt included $12.0 million of industrial revenue bonds that mature in fiscal years 2036 through 2043.

The fair value of our senior credit facility and industrial revenue bonds approximated carrying values at November 30, 2024, and would be classified as Level 2 within the fair value hierarchy described in Note 4, due to the variable interest rates on these instruments.

	Three Months Ended		Nine Months Ended
(In thousands)	November 30, 2024	November 25, 2023	November 30, 2024	November 25, 2023
Interest on debt	$2,077	$2,000	$4,590	$7,171
Interest rate swap gain	(223)	(236)	(695)	(656)
Other interest expense	38	274	653	352
Interest income	$(848)	$(584)	$(1,914)	$(1,147)
Interest expense, net	$1,044	$1,454	$2,634	$5,720

Interest payments under the credit facilities were $3.5 million and $7.5 million for the nine months ended November 30, 2024 and November 25, 2023, respectively. The weighted average interest rates on borrowings outstanding, inclusive of the impact of our interest rate swap as of November 30, 2024 and March 2, 2024 were 5.6% and 4.9%, respectively.

6.Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services and Architectural Framing Systems Segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At November 30, 2024, $1.2 billion of these types of bonds were outstanding, of which $307.2 million is in our backlog. These bonds have expiration dates that align with completion of the sales order or contract. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

Nine Months Ended
(In thousands)	November 30, 2024
Balance at beginning of period	$21,362
Additions charged to costs and expenses	6,795
Deductions from reserve, net of recoveries	(8,438)
Balance at end of period	$19,719

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

Letters of credit
At November 30, 2024, we had $27.3 million of ongoing letters of credit as discussed in Note 5.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $20.0 million as of November 30, 2024.

New Markets Tax Credit (NMTC) transactions
We have two outstanding NMTC arrangements which help to support operational expansion. Proceeds received from investors on these transactions are included within other current liabilities in our consolidated balance sheets. The NMTC arrangements are subject to 100 percent tax credit recapture for a period of seven years from the date of each respective transaction. Upon the termination of each arrangement, these proceeds will be recognized in earnings in exchange for the transfer of tax credits. The direct and incremental costs incurred in structuring these arrangements have been deferred and are included in other current assets in our consolidated balance sheets. These costs will be recognized in conjunction with the recognition of the related proceeds on each arrangement. During the construction phase or for working capital purposes for each project, we are required to hold cash dedicated to fund each project, which is classified as restricted cash in our consolidated balance sheets. As a result of the structure of these transactions, variable-interest entities were created. As the other investors in these programs do not have a material interest in the entities' underlying economics, we include 100% of the results of the variable-interest entities in our consolidated financial statements.

The table below provides a summary of estimated benefits related to our outstanding NMTC transactions (in thousands):

Inception date	Termination date	Deferred Benefit	Deferred costs	Net benefit
May 2022(1)	August 2025	$6,052	$1,875	$4,177
September 2018	September 2025	$3,198	$1,031	$2,167
Total		$9,250	$2,906	$6,344
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

The following table summarizes the obligation activity for the nine months ended November 30, 2024 and outstanding balance as of November 30, 2024 that we have confirmed as valid to the administrators of our program:

(In thousands)	November 30, 2024
Balance at beginning of period	$6,527
Obligations added to the program	35,881
Obligations settled	(34,612)
Balance at end of period	$7,796

8.Shareholders' Equity

We paid dividends totaling $16.2 million ($0.75 per share) in the first nine months of fiscal 2025, compared to dividends paid of $15.7 million ($0.72 per share) in the comparable prior year period.

During fiscal 2004, the Board of Directors authorized a share repurchase program allowing us to repurchase shares of our outstanding common stock, with subsequent increases in authorization. During the nine-months ended November 30, 2024, we repurchased 241,573 shares under the program, for a total cost of $15.1 million, inclusive of the applicable excise tax. During the nine-months ended November 25, 2023, we repurchased 279,916 shares under the program, for a total cost of $11.8 million. We have repurchased a total of 11,518,090 shares, at a total cost of $408.5 million, since the inception of this program in fiscal 2004. We have remaining authority to repurchase 2,731,910 shares under this program, which has no expiration date. We may also elect to repurchase additional shares of common stock under our authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing.

Additionally, shares withheld from the vesting of restricted awards, or the settlement of performance-based awards, are treated as purchases and retirements, and are included within other, net in the financing activities section in the consolidated statement of cash flows.

9.Share-Based Compensation

As part of our compensation structure, we grant stock-based compensation awards to certain employees and non-employee directors during the fiscal year. These awards may be in the form of incentive stock options (to employees only), restricted stock awards and restricted stock units, and performance share unit awards, all of which are granted at a price or with an exercise price equal to the fair market value of the Company’s stock at the date of award, unless the date of the award is on a day the Nasdaq Stock Market is not open for trading, then the exercise price shall equal the fair market value on the most recent preceding date when such market is open.

The table below sets forth the number of stock-based compensation awards granted during the nine-months ended November 30, 2024, along with the weighted average grant date fair value:

Awards	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock awards and restricted stock units(1)	127,117	$63.45
Performance share units (2)	37,151	$62.78

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

Total share-based compensation expense included in the results of operations was $2.4 million and $2.2 million for the three-month periods ended November 30, 2024 and November 25, 2023, respectively and $8.1 million and $6.6 million for the nine-month periods ended November 30, 2024 and November 25, 2023, respectively.

At November 30, 2024, there was $14.2 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 24 months. The total fair value of shares vested during the nine-months ended November 30, 2024 was $9.5 million.

10.Income Taxes

We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, Canada, Brazil, and other international jurisdictions. We are not subject to U.S. federal tax examinations for years prior to fiscal 2021, or state and local income tax examinations for years prior to fiscal 2020. We are not currently under U.S. federal examination for years subsequent to fiscal year 2020, and there is very limited audit activity of our income tax returns in U.S. state jurisdictions or international jurisdictions.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. For the three-months ended November 30, 2024, income tax expense as a percentage of earnings before income tax was 24.1%, compared to 23.6% for the same period last year. For the nine-months ended November 30, 2024, income tax expense as a percentage of earnings before income tax was 24.8%, compared to 23.7% for the same period last year. The change in the effective tax rate for both the three- and nine-month periods was primarily due to an increase in tax expense for discrete items.

The total liability for unrecognized tax benefits was $5.7 million at November 30, 2024 compared to $5.1 million at March 2, 2024, respectively. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense.

11.Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share (diluted EPS):

	Three Months Ended		Nine Months Ended
(In thousands)	November 30, 2024	November 25, 2023	November 30, 2024	November 25, 2023
Basic earnings per share – weighted average common shares outstanding	21,782	21,819	21,789	21,889
Weighted average effect of nonvested share grants and assumed exercise of stock options	135	194	148	204
Diluted earnings per share – weighted average common shares and potential common shares outstanding	21,917	22,013	21,937	22,093
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	1	37	18	56

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
•The Large-Scale Optical (LSO) Segment manufactures high-performance coated substrate products for the custom framing, fine and graphic art, industrial flooring and engineered optics markets.

Segment net sales is defined as net sales for a certain segment and includes revenue related to intersegment transactions. We report net sales intersegment eliminations separately to exclude these sales from our consolidated total. Segment operating income is equal to net sales, less cost of goods sold, SG&A expenses, and any asset impairment charges associated with the segment. Segment operating income includes operating income related to intersegment sales transactions and excludes certain corporate costs that are not allocated at a segment level. We report these unallocated corporate costs in Corporate and Other. Operating income does not include other income or expense, interest expense or income tax expense.

	Three Months Ended		Nine Months Ended
(In thousands)	November 30, 2024	November 25, 2023	November 30, 2024	November 25, 2023
Segment net sales
Architectural Framing Systems	$138,039	$139,585	$412,561	$462,548
Architectural Glass	70,236	90,964	247,040	282,262
Architectural Services	104,921	94,662	301,966	272,144
Large-Scale Optical	33,196	26,009	74,232	72,110
Intersegment eliminations	(5,048)	(11,506)	(20,499)	(33,962)
Net sales	$341,344	$339,714	$1,015,300	$1,055,102
Segment operating income (loss)
Architectural Framing Systems	$12,710	$16,981	$48,187	$57,986
Architectural Glass	10,118	15,164	48,277	49,119
Architectural Services	9,730	5,288	21,483	8,211
Large-Scale Optical	4,842	7,100	13,481	17,288
Corporate and Other	(8,771)	(6,886)	(19,453)	(20,637)
Operating income	$28,629	$37,647	$111,975	$111,967

Due to the varying combinations and integration of individual window, storefront and curtainwall systems, it is impractical to report product revenues generated by class of product, beyond the segment revenues currently reported.

13. Acquisitions

On November 4, 2024, we completed the acquisition of UW Solutions for $241.8 million in cash. UW Solutions is a U.S. based, vertically integrated manufacturer of high-performance coated substrates with a portfolio of well-known brands, including ResinDEK®, ChromaLuxe®, RDC Coatings™, and Unisub®, each known as a leader in its specified applications. The UW Solutions business activity is included in our Large-Scale Optical Segment.

The total purchase consideration was $233.1 million in cash, net of a preliminary net working capital adjustment of $1.8 million and cash acquired of $8.7 million. The acquisition was funded with cash on hand and borrowings under our existing credit agreement. During the third quarter of fiscal 2025, we incurred pre-tax acquisition-related expenses of $5.9 million associated with the UW Solutions acquisition. We incurred $0.4 million for inventory step-up expense which was included in costs of sales as well as $3.7 million of transaction costs, $0.9 million of integration costs, and $0.8 million of amortization of acquired backlog, which was included in SG&A within our consolidated results of operations.

We accounted for the acquisition as a purchase of a business and recorded the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed as goodwill of $106.3 million. The goodwill recognized is attributable primarily to expected synergies by integrating UW Solutions into our Large-Scale Optical Segment and by creating a scalable growth platform in the specialty coatings and materials market. The goodwill is expected to be amortized and deductible for income tax purposes. We have provisionally determined the appropriate fair values of the acquired intangible assets and completed our analysis of the economic lives of the assets acquired. We assigned $21.0 million to tradenames and are amortizing over a 15-year expected life. We assigned $3.2 million to contract backlog and are amortizing over a 4-month expected life. We assigned $47.4 million to customer relationships and are amortizing a portion over a 10-year expected life and the remainder over a 15-year expected life, based on historical customer attrition rates. We assigned $7.8 million to developed technology and are amortizing over a 7.5-year expected life.

The following table presents the preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(In thousands)
Assets:
Cash and cash equivalents	$8,703
Receivables, net	12,673
Inventories, net	19,805
Other current assets	1,335
Property, plant, and equipment	27,701
Operating lease right-of-use assets	14,268
Intangible assets	79,420
Goodwill	106,264
Other non-current assets	166
Total Assets	$270,335
Liabilities:
Accounts payable	5,032
Accrued compensation and benefits	6,767
Operating lease liabilities	1,447
Other current liabilities	1,287
Non-current operating lease liabilities	14,030
Total Liabilities	$28,563
Net assets recorded	$241,772

The impact of the acquisition of UW Solutions on our consolidated results of operations for the three and nine-month periods ended on November 30, 2024 was $8.8 million of net sales and $4.2 million net loss, respectively. The net sales and net loss represent approximately four weeks of operating results, transaction and integration-related costs, interest and the net tax effect.

The following supplemental unaudited pro forma information presents our financial results as if the acquisition of UW Solutions had occurred on February 26, 2023. This supplemental pro forma information has been prepared for comparative purposes and would not necessarily indicate what may have occurred if the acquisition had been completed on February 26, 2023, and this information is not intended to be indicative of future results.

(in thousands, except earnings per share data) (Unaudited)	Three Months Ended		Nine Months Ended
	November 30, 2024	November 25, 2023	November 30, 2024	November 25, 2023
Net sales	$359,904	$368,243	$1,077,941	$1,131,489
Net earnings	25,364	26,951	84,804	71,890

Earnings per share:
Basic	1.16	1.24	3.89	3.28
Diluted	1.16	1.22	3.86	3.25

Nonrecurring charges of $3.7 million of transaction costs, $0.9 million of integration costs, $0.8 million of amortization of acquired backlog, and $0.4 million of inventory step-up expense incurred in the third quarter of fiscal 2025 are reflected as if those charges were incurred in the first quarter of fiscal 2024 supplemental pro forma earnings.

These amounts have been calculated after applying our accounting policies and adjusting the results of UW Solutions to reflect the effect of definite-lived intangible assets recognized as part of the business combination on amortization expense as if the acquisition had occurred on February 26, 2023.

14. Restructuring

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
Additionally, the Company has implemented similar actions to optimize processes and streamline resources in its Architectural Services Segment and Corporate and Other.

During the third quarter of fiscal 2025, we incurred $0.9 million of pre-tax costs associated with Project Fortify, which included $(0.1) million within cost of sales and $1.0 million included within SG&A expenses. During the first nine-months of fiscal 2025, we incurred $3.2 million of pre-tax costs associated with Project Fortify, of which $1.3 million was included within cost of sales and $1.9 million was included within SG&A expenses. Since announcing Project Fortify, we have incurred $15.6 million of pre-tax costs. The Company now expects these restructuring actions to be substantially complete by the end of the fourth quarter of fiscal 2025 and expects to incur total pre-tax charges of approximately $16.0 million to $17.0 million. Total Project Fortify restructuring charges are expected to include:
•Approximately $7.0 million of severance and employee related costs;
•Approximately$1.7 million of contract termination costs; and
•$7.5 million to $8.5 million of other expenses.

The Company expects that these actions will lead to annualized cost savings of $13 million to $14 million.

	Three Months Ended November 30, 2024
(In thousands)	Architectural Framing	Architectural Services	Corporate & Other	Total
Termination benefits	$387	$(764)	$787	$410
Other restructuring charges	455	47	—	502
Total restructuring charges	$842	$(717)	$787	$912

	Nine Months Ended November 30, 2024
(In thousands)	Architectural Framing	Architectural Services	Corporate & Other	Total
Termination benefits	$960	$(592)	$917	$1,285
Contract termination costs	108	—	—	108
Other restructuring charges	1,687	133	—	1,820
Total restructuring charges	$2,755	$(459)	$917	$3,213

The following table summarizes our restructuring related accrual balances included within accrued payroll and related benefits and other current liabilities in the consolidated balance sheets. All remaining accrual balances are expected to be paid within fiscal 2025.

(In thousands)	Architectural Framing	Architectural Services	Corporate & Other	Total
Balance at March 2, 2024	$2,814	$2,067	$56	$4,937
Restructuring expense	1,090	(764)	912	1,238
Payments	(3,829)	(518)	(180)	(4,527)
Other adjustments	778	—	—	778
Balance at November 30, 2024	$853	$785	$788	$2,426

The charges presented in the roll forward of our restructuring accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued payroll and related benefits and other current liabilities in the consolidated balance sheets.

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

Overview
We are a leading provider of architectural products and services for enclosing buildings, and high-performance coating products used in applications for preservation, protection and enhanced viewing. Our four reporting segments are: Architectural Framing Systems, Architectural Glass, Architectural Services and Large-Scale Optical.

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

In fiscal 2024 and through the third quarter of fiscal 2025, we drove further progress toward our strategic goals and financial targets. We continued the deployment of the Apogee Management System across our business, supporting sustainable cost and productivity improvements. We have invested in inorganic and organic growth initiatives, including the acquisition of UW Interco, LLC (UW Solutions), capacity expansion in the Large-Scale Optical Segment and geographic growth in the Architectural Services Segment. We increased our focus on differentiated products and services, and continued to diversify the mix of architectural projects that we serve while leaning more heavily into higher, value-added products. We also advanced several initiatives to strengthen our core capabilities, driving the standardization of key business processes and systems, and strengthening talent management and leadership development programs.

Recent Developments
In the third quarter of fiscal 2025, we acquired UW Solutions. UW Solutions is a U.S. based, vertically integrated manufacturer of high-performance coated substrates, differentiated by its proprietary formulations and coating application processes. The Company serves a broad range of customers in attractive end markets, including building products for distribution centers and manufacturing facilities, as well as premium products for the graphic arts market. See Note 13 for additional information on the terms and conditions of this transaction.

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

	Three Months Ended		% of Net Sales
(in thousands, except percentages)	November 30, 2024	November 25, 2023	November 30, 2024	November 25, 2023
Net sales	$341,344	$339,714	100.0%	100.0%
Cost of sales	252,195	249,409	73.9	73.4
Gross profit	89,149	90,305	26.1	26.6
Selling, general and administrative expenses	60,520	52,658	17.7	15.5
Operating income	28,629	37,647	8.4	11.1
Interest expense, net	1,044	1,454	0.3	0.4
Other (income) expense, net	(60)	890	—	0.3
Earnings before income taxes	27,645	35,303	8.1	10.4
Income tax expense	6,656	8,329	1.9	2.5
Net earnings	$20,989	$26,974	6.1%	7.9%
Effective tax rate			24.1%	23.6%

	Nine Months Ended		% of Net Sales
(in thousands, except percentages)	November 30, 2024	November 25, 2023	November 30, 2024	November 25, 2023
Net sales	$1,015,300	$1,055,102	100.0%	100.0%
Cost of sales	729,975	776,440	71.9	73.6
Gross profit	285,325	278,662	28.1	26.4
Selling, general and administrative expenses	173,350	166,695	17.1	15.8
Operating income	111,975	111,967	11.0	10.6
Interest expense, net	2,634	5,720	0.3	0.5
Other (income) expense, net	(493)	(3,722)	—	(0.4)
Earnings before income taxes	109,834	109,969	10.8	10.4
Income tax expense	27,268	26,092	2.7	2.5
Net earnings	$82,566	$83,877	8.1%	7.9%
Effective tax rate			24.8%	23.7%

Comparison of Third Quarter Fiscal 2025 to Third Quarter Fiscal 2024
•Consolidated net sales increased 0.5%, to $341.3 million, driven by $8.8 million of inorganic sales contribution from the acquisition of UW Solutions and a more favorable mix of projects in Architectural Services, partially offset by less favorable mix in Architectural Framing Systems and lower volume in Architectural Glass.

•Gross margin decreased to 26.1%, compared to 26.6%, primarily driven by the unfavorable sales leverage impact of lower volume, a less favorable product mix in the Architectural Framing Systems Segment, and higher incentive compensation and lease expenses, partially offset by a more favorable mix of projects in Architectural Services Segment, and lower quality and insurance-related costs.

•SG&A expenses increased $7.9 million to 17.7% of net sales, compared to 15.5% of net sales. The increase in SG&A as a percentage of net sales was primarily due to acquisition-related expenses associated with the UW Solutions acquisition, restructuring expense related to Project Fortify, and the unfavorable sales leverage impact of lower volume.

•Operating income declined to $28.6 million from $37.6 million, and operating margin decreased 270 basis points to 8.4%. The lower operating margin was primarily driven by acquisition-related expenses associated with the UW Solutions transaction, unfavorable sales leverage impact on lower volume, less favorable product mix, higher incentive compensation, higher lease expense, and $0.9 million of restructuring costs related to Project Fortify, partially offset by a more favorable mix of projects in Architectural Services and lower insurance-related costs. Adjusted operating income was lower by 5.9% to $35.4 million, and adjusted operating margin was reduced to 10.4%.

•Interest expense, net declined to $1.0 million, primarily driven by lower weighted-average interest rates and higher interest income.

•Other income was $0.1 million compared to expense of $0.9 million. The change was driven by an increase in value of company-owned life insurance assets.

•Income tax expense as a percentage of earnings before income tax was 24.1%, compared to 23.6% for the same period last year. The increase in the effective tax rate was primarily due to an increase in tax expense for discrete items.

Comparison of First Nine Months of Fiscal 2025 to First Nine Months of Fiscal 2024

•Consolidated net sales decreased 3.8%, to $1,015.3 million, primarily driven by lower volume and mix, partially offset by a more favorable mix of projects in Architectural Services, improved pricing, and the $8.8 million inorganic sales contribution from the acquisition of UW Solutions.

•Gross margin increased to 28.1%, compared to 26.4%, primarily driven by improved pricing and a more favorable mix of projects in Architectural Services, favorable material costs, and lower quality and insurance-related costs, partially offset by the unfavorable sales leverage impact of lower volume, higher incentive compensation expense, higher lease costs, and $1.3 million of restructuring costs associated with Project Fortify.

•SG&A expenses increased $6.7 million to 17.1% of net sales, compared to 15.8% of net sales. The increase in SG&A as a percentage of net sales was primarily due to the impact of acquisition-related expenses, and the unfavorable sales leverage impact of lower volume, partially offset by lower bad debt expense.

•Operating income was $112.0 million and operating margin increased 40 basis points to 11.0%. The improvement in operating margin was primarily driven by improved pricing, a more favorable mix of projects in Architectural Services, favorable material costs, lower insurance-related costs, and lower bad debt expense, partially offset by the unfavorable sales leverage impact of lower volume, acquisition-related expenses, and $3.2 million of restructuring costs related to Project Fortify. Adjusted operating income grew 8.1% to $121.1 million, and adjusted operating margin improved to 11.9%.

•Interest expense, net was $2.6 million, compared to $5.7 million, primarily driven by lower average debt levels and increased interest income from higher invested cash over the periods, partially offset by the impact of the write-off of unamortized financing fees related to our previous credit facility.

•Other income was $0.5 million compared to $3.7 million. The higher amount of income in the prior year period was primarily due to $4.7 million of New Market Tax Credit income recognized in the prior year period.

•Income tax expense as a percentage of earnings before income tax was 24.8%, compared to 23.7% for the same period last year. The increase in the effective tax rate was primarily due to an increase in tax expense for discrete items.

Segment Analysis
The following table presents net sales, operating income (loss) and operating margin by segment and consolidated total.

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	November 30, 2024	November 25, 2023	% Change	November 30, 2024	November 25, 2023	% Change
Segment net sales
Architectural Framing Systems	$138,039	$139,585	(1.1)%	$412,561	$462,548	(10.8)%
Architectural Glass	70,236	90,964	(22.8)	247,040	282,262	(12.5)
Architectural Services	104,921	94,662	10.8	301,966	272,144	11.0
Large-Scale Optical	33,196	26,009	27.6	74,232	72,110	2.9
Intersegment eliminations	(5,048)	(11,506)	(56.1)	(20,499)	(33,962)	(39.6)
Net sales	$341,344	$339,714	0.5%	$1,015,300	$1,055,102	(3.8)%
Segment operating income (loss)
Architectural Framing Systems	$12,710	$16,981	(25.2)%	$48,187	$57,986	(16.9)%
Architectural Glass	10,118	15,164	(33.3)	48,277	49,119	(1.7)
Architectural Services	9,730	5,288	84.0	21,483	8,211	161.6
Large-Scale Optical	4,842	7,100	(31.8)	13,481	17,288	(22.0)
Corporate and Other	(8,771)	(6,886)	27.4	(19,453)	(20,637)	(5.7)
Operating income	$28,629	$37,647	(24.0)%	$111,975	$111,967	—%
Segment operating margin
Architectural Framing Systems	9.2%	12.2%		11.7%	12.5%
Architectural Glass	14.4	16.7		19.5	17.4
Architectural Services	9.3	5.6		7.1	3.0
Large-Scale Optical	14.6	27.3		18.2	24.0
Corporate and Other	N/M	N/M		N/M	N/M
Operating income	8.4%	11.1%		11.0%	10.6%
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

Architectural Framing Systems
Comparison of Third Quarter Fiscal 2025 to Third Quarter Fiscal 2024
•Net sales were $138.0 million, compared to $139.6 million, primarily reflecting a less favorable product mix, partially offset by increased volume.

•Operating income was $12.7 million, or 9.2% of net sales, compared to $17.0 million, or 12.2% of net sales. The decline in operating margin was primarily driven by the less favorable product mix as well as higher freight and compensation expenses and $0.8 million of restructuring charges related to Project Fortify. Adjusted operating income was $13.6 million, or 9.8% of net sales, compared to $17.0 million, or 12.2% of net sales.

Comparison of First Nine Months of Fiscal 2025 to First Nine Months of Fiscal 2024
•Net sales were $412.6 million, compared to $462.5 million, primarily reflecting reduced volume due to exiting certain lower-margin product lines as part of Project Fortify and lower end market demand as well as a less favorable product mix.

•Operating income was $48.2 million, or 11.7% of net sales, compared to $58.0 million, or 12.5% of net sales. The decline in operating margin was primarily driven by the unfavorable sales leverage impact of lower volume, higher compensation costs, and $2.8 million of restructuring charges as part of Project Fortify, partially offset by favorable material costs and lower bad debt expense. Adjusted operating income was $50.9 million, or 12.3% of net sales, compared to $58.0 million, or 12.5% of net sales.

Architectural Glass
Comparison of Third Quarter Fiscal 2025 to Third Quarter Fiscal 2024
•Net sales were $70.2 million, compared to $91.0 million, primarily reflecting reduced volume due to lower end-market demand.

•Operating income decreased to $10.1 million, or 14.4% of net sales, compared to $15.2 million, or 16.7% of net sales. The lower operating margin was primarily driven by unfavorable sales leverage impact of lower volume partially offset by improved productivity, favorable freight costs, and lower quality-related expense.

Comparison of First Nine Months of Fiscal 2025 to First Nine Months of Fiscal 2024
•Net sales were $247.0 million, compared to $282.3 million, reflecting lower volume due to lower end-market demand, partially offset by improved pricing.

•Operating income decreased to $48.3 million, or 19.5% of net sales, compared to $49.1 million, or 17.4% of net sales. The improvement in operating margin was primarily driven by improved pricing, improved productivity, and lower quality-related costs, partially offset by the unfavorable sales leverage impact of lower volume.

Architectural Services
Comparison of Third Quarter Fiscal 2025 to Third Quarter Fiscal 2024
•Net sales were $104.9 million, compared to $94.7 million, primarily due to a more favorable mix of projects and increased volume.

•Operating income increased to $9.7 million, or 9.3% of net sales, compared to $5.3 million, or 5.6% of net sales. The improvement in operating margin was primarily driven by a more favorable mix of projects partially offset by higher incentive compensation expense and higher lease costs.

Comparison of First Nine Months of Fiscal 2025 to First Nine Months of Fiscal 2024
•Net sales were $302.0 million, compared to $272.1 million, primarily due increased volume and a more favorable mix of projects.

•Operating income increased to $21.5 million, or 7.1% of net sales, compared to $8.2 million, or 3.0% of net sales. The improvement in operating margin was primarily driven by a more favorable mix of projects, partially offset by higher incentive compensation expense and higher lease costs.

Large-Scale Optical (LSO)
Comparison of Third Quarter Fiscal 2025 to Third Quarter Fiscal 2024
•LSO net sales were $33.2 million, compared to $26.0 million, which included $8.8 million of inorganic sales contribution from the acquisition of UW Solutions, partially offset by lower volume in the retail channel.

•Operating income was $4.8 million, or 14.6% of net sales, compared to $7.1 million, or 27.3% of net sales. The decline in operating margin was primarily driven by acquisition-related costs, the unfavorable sales leverage impact of lower volume, and the dilutive effect of lower operating margin from acquiring UW Solutions.

Comparison of First Nine Months of Fiscal 2025 to First Nine Months of Fiscal 2024
•LSO net sales were $74.2 million, compared to $72.1 million, which included $8.8 million of sales from UW Solutions, partially offset by lower volume in the retail channel.

•Operating income was $13.5 million, or 18.2% of net sales, compared to $17.3 million, or 24.0% of net sales. The decline in operating margin was primarily driven by acquisition-related costs and the sales leverage impact of lower volume.

Corporate and Other
Comparison of Third Quarter Fiscal 2025 to Third Quarter Fiscal 2024
•Corporate and Other expense was $8.8 million, compared to $6.9 million. The increase was primarily driven by acquisition-related costs, partially offset by lower incentive compensation and insurance-related costs.

Comparison of First Nine Months of Fiscal 2025 to First Nine Months of Fiscal 2024
•Corporate and Other expense was $19.5 million, compared to $20.6 million. The decrease was primarily due to lower insurance-related and incentive compensation costs, partially offset by acquisition-related costs.

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

Architectural Services
As of November 30, 2024, segment backlog was approximately $742.2 million, compared to approximately $792.1 million at the end of the prior quarter. The decrease in backlog compared to the prior quarter was primarily driven by executing more project work in the quarter than securing new project awards that were added to backlog. Our backlog in this segment tends to vary significantly given the variable timing and relatively large size of projects awarded.

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

Reconciliation of Non-GAAP Financial Measures
Adjusted Operating Income and Adjusted Operating Margin
(Unaudited)
	Three Months Ended November 30, 2024
(In thousands, except percentages)	Architectural Framing Systems	Architectural Glass	Architectural Services	LSO	Corporate and Other	Consolidated
Operating income	$12,710	$10,118	$9,730	$4,842	$(8,771)	$28,629
Acquisition-related costs (1)
Transaction	—	—	—	—	3,748	3,748
Integration	—	—	—	147	794	941
Backlog amortization	—	—	—	805	—	805
Inventory step-up	—	—	—	379	—	379
Total Acquisition-related costs	—	—	—	1,331	4,542	5,873
Restructuring charges (2)	842	—	(717)	—	787	912
Adjusted operating income	$13,552	$10,118	$9,013	$6,173	$(3,442)	$35,414

Operating margin	9.2%	14.4%	9.3%	14.6%	N/M	8.4%
Acquisition-related costs (1)
Transaction	—%	—%	—%	—%	N/M	1.1%
Integration	—%	—%	—%	0.4%	N/M	0.3%
Backlog amortization	—%	—%	—%	2.4%	N/M	0.2%
Inventory step-up	—%	—%	—%	1.1%	N/M	0.1%
Total Acquisition-related costs	—%	—%	—%	4.0%	N/M	1.7%
Restructuring charges (2)	0.6%	—%	(0.7)%	—%	N/M	0.3%
Adjusted operating margin	9.8%	14.4%	8.6%	18.6%	N/M	10.4%

	Three Months Ended November 25, 2023
	Architectural Framing Systems	Architectural Glass	Architectural Services	LSO	Corporate and Other	Consolidated
Operating income	$16,981	$15,164	$5,288	$7,100	$(6,886)	$37,647

Operating margin	12.2%	16.7%	5.6%	27.3%	N/M	11.1%

(1)
Acquisition-related costs include:
•Transaction costs related to the UW Solutions acquisition.
•Integration costs related to one-time expenses incurred to integrate the UW Solutions acquisition.
•Backlog amortization is related to the value attributed to contracting the backlog purchased in the UW Solutions acquisition. These costs will be amortized in SG&A over the period that the contracted backlog is shipped.
•Inventory step-up is related to the incremental cost to value inventory acquired as part of the UW Solutions acquisition at fair value. These costs will be expensed to cost of goods sold over the period the inventory is sold.

(2)	Restructuring charges related to Project Fortify, including $0.4 million of employee termination costs and $0.5 million of other costs incurred in the third quarter of fiscal 2025.

	Nine Months Ended November 30, 2024
(In thousands, except percentages)	Architectural Framing Systems	Architectural Glass	Architectural Services	LSO	Corporate and Other	Consolidated
Operating income	$48,187	$48,277	$21,483	$13,481	$(19,453)	$111,975
Acquisition-related costs (1)
Transaction	—	—	—	—	3,748	$3,748
Integration	—	—	—	147	794	$941
Backlog amortization	—	—	—	805	—	$805
Inventory step-up	—	—	—	379	—	$379
Total Acquisition-related costs	—	—	—	1,331	4.542	$5,873
Restructuring charges (2)	2,755	—	(459)	—	917	3,213
Adjusted operating income	$50,942	$48,277	$21,024	$14,812	$(13,994)	$121,061

Operating margin	11.7%	19.5%	7.1%	18.2%	N/M	11.0%
Acquisition-related costs (1)
Transaction	—%	—%	—%	—%	N/M	0.4%
Integration	—%	—%	—%	0.2%	N/M	0.1%
Backlog amortization	—%	—%	—%	1.1%	N/M	0.1%
Inventory step-up	—%	—%	—%	0.5%	N/M	—%
Total Acquisition-related costs	—%	—%	—%	1.8%	N/M	0.6%
Restructuring charges (2)	0.7%	—%	(0.2)%	—%	N/M	0.3%
Adjusted operating margin	12.3%	19.5%	7.0%	20.0%	N/M	11.9%

	Nine Months Ended November 25, 2023
	Architectural Framing Systems	Architectural Glass	Architectural Services	LSO	Corporate and Other	Consolidated
Operating income	$57,986	$49,119	$8,211	$17,288	$(20,637)	$111,967

Operating margin	12.5%	17.4%	3.0%	24.0%	N/M	10.6%

(1)
Acquisition-related costs include:
•Transaction costs related to the UW Solutions acquisition.
•Integration costs related to one-time expenses incurred to integrate the UW Solutions acquisition.
•Backlog amortization is related to the value attributed to contracting the backlog purchased in the UW Solutions acquisition. These costs will be amortized in SG&A over the period that the contracted backlog is shipped.
•Inventory step-up is related to the incremental cost to value inventory acquired as part of the UW Solutions acquisition at fair value. These costs will be expensed to cost of goods sold over the period the inventory is sold.

(2)
Restructuring charges related to Project Fortify, including $1.3 million of employee termination costs, $0.1 million of contract termination costs and $1.8 million of other costs incurred in the first nine months of fiscal 2025.

Reconciliation of Non-GAAP Financial Measures
Adjusted Net Earnings and Adjusted Diluted Earnings Per Share
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	November 30, 2024	November 25, 2023	November 30, 2024	November 25, 2023
Net earnings	$20,989	$26,974	$82,566	$83,877
Acquisition-related costs (1)
Transaction	3,748	—	3,748	—
Integration	941	—	941	—
Backlog amortization	805	—	805	—
Inventory step-up	379	—	379	—
Total Acquisition-related costs	5,873	—	5,873	—
Restructuring charges (2)	912	—	3,213	—
NMTC settlement gain (3)	—	—	—	(4,687)
Income tax impact on above adjustments (4)	(1,662)	—	(2,226)	1,148
Adjusted net earnings	$26,112	$26,974	$89,426	$80,338

	Three Months Ended		Nine Months Ended
	November 30, 2024	November 25, 2023	November 30, 2024	November 25, 2023
Diluted EPS	$0.96	$1.23	$3.76	$3.80
Acquisition-related costs (1)
Transaction	0.17	—	0.17	—
Integration	0.04	—	0.04	—
Backlog amortization	0.04	—	0.04	—
Inventory step-up	0.02	—	0.02	—
Total Acquisition-related costs	0.27	—	0.27	—
Restructuring charges (2)	0.04	—	0.15	—
NMTC settlement gain (3)	—	—	—	(0.21)
Income tax impact on above adjustments (4)	(0.08)	—	(0.10)	0.05
Adjusted diluted EPS	$1.19	$1.23	$4.08	$3.64

Shares outstanding for EPS	21,917	22,013	21,937	22,093

(1)
Acquisition-related costs include:
•Transaction costs related to the UW Solutions acquisition.
•Integration costs related to one-time expenses incurred to integrate the UW Solutions acquisition.
•Backlog amortization is related to the value attributed to contracting the backlog purchased in the UW Solutions acquisition. These costs will be amortized in SG&A over the period that the contracted backlog is shipped.
•Inventory step-up is related to the incremental cost to value inventory acquired as part of the UW Solutions acquisition at fair value. These costs will be expensed to cost of goods sold over the period the inventory is sold.

(2)
Restructuring charges related to Project Fortify, including $0.4 million of employee termination costs and $0.5 million of other costs incurred in the third quarter of fiscal 2025, and $1.3 million of employee termination costs, $0.1 million of contract termination costs and $1.8 million of other costs incurred in the first nine months of fiscal 2025.

(3)	Realization of a New Markets Tax Credit (NMTC) benefit during the second quarter of fiscal 2024, which was recorded in other expense (income), net.
(4)	Income tax impact calculated using an estimated statutory tax rate of 24.5%, which reflects the estimated blended statutory tax rate for the jurisdictions in which the charge or income occurred.

Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin (Earnings before interest, taxes, depreciation and amortization)
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	November 30, 2024	November 25, 2023	November 30, 2024	November 25, 2023
Net earnings	$20,989	$26,974	$82,566	$83,877
Income tax expense	6,656	8,329	27,268	26,092
Interest expense, net	1,044	1,454	2,634	5,720
Depreciation and amortization	11,134	10,524	30,798	31,185
EBITDA	$39,823	$47,281	$143,266	$146,874
Acquisition-related costs (1)
Transaction	3,748	—	3,748	—
Integration	941	—	941	—
Inventory step-up	379	—	379	—
Total Acquisition-related costs	5,068	—	5,068	—
Restructuring charges (2)	912	—	3,213	—
NMTC settlement gain (3)	—	—	—	(4,687)
Adjusted EBITDA	$45,803	$47,281	$151,547	$142,187

EBITDA Margin	11.7%	13.9%	14.1%	13.9%
Adjusted EBITDA Margin	13.4%	13.9%	14.9%	13.5%

(1)
Acquisition-related costs include:
•Transaction costs related to the UW Solutions acquisition.
•Integration costs related to one-time expenses incurred to integrate the UW Solutions acquisition.
•Inventory step-up is related to the incremental cost to value inventory acquired as part of the UW Solutions acquisition at fair value. These costs will be expensed to cost of goods sold over the period the inventory is sold.

(2)
Restructuring charges related to Project Fortify, including $0.4 million of employee termination costs and $0.5 million of other costs incurred in the third quarter of fiscal 2025, and $1.3 million of employee termination costs, $0.1 million of contract termination costs and $1.8 million of other costs incurred in the first nine months of fiscal 2025.

(3)	Realization of a New Markets Tax Credit (NMTC) benefit during the second quarter of fiscal 2024, which was recorded in other expense (income), net.

Liquidity and Capital Resources
We rely on cash provided by operations for our material cash requirements, including working capital needs, capital expenditures, satisfaction of contractual commitments (including principal and interest payments on our outstanding indebtedness) and shareholder return through dividend payments and share repurchases.

Operating Activities. Net cash provided by operating activities was $95.1 million for the first nine months of fiscal 2025, compared to $129.3 million in the prior year period. The decrease in net cash provided by operating activities was primarily driven by cash used for working capital.

Investing Activities. Net cash used by investing activities was $257.1 million for the first nine months of fiscal 2025, compared to $26.3 million in the prior year period. The increase in net cash used by investing activities was primarily related to $233.1 million of cash used for the acquisition of UW Solutions.

Financing Activities. Net cash provided by financing activities was $169.0 million for the first nine months of fiscal 2025, compared to $100.4 million of net cash used by financing activities in the prior year period. The increase in net cash provided by financing activities was primarily driven by the proceeds of $250.0 million from the delayed draw term loan utilized to finance the UW Solutions acquisition.

Additional Liquidity Considerations. We periodically evaluate our liquidity requirements, cash needs and availability of debt resources relative to acquisition plans, significant capital plans, and other working capital needs.

On July 19, 2024, we entered into a Credit Agreement (the Credit Agreement) with Bank of America, N.A., as administrative agent, and other lenders. The Credit Agreement provides for an unsecured senior credit facility in an aggregate principal amount of up to $700.0 million, in which commitments were made through a $450.0 million, five-year revolving credit facility and a committed $250.0 million delayed draw term loan facility. Borrowings under the revolving credit facility can be in Canadian dollars (CAD) limited to $25.0 million USD. The term loan facility may be utilized in up to two drawdowns, which are available to be made within one year after the closing date. The senior credit facility has a term of five years with a maturity date of July 19, 2029.

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

As a result of the execution of the Credit Agreement, in the second quarter of fiscal 2025, we recognized a loss on extinguishment of debt within interest expense of $0.5 million for the write-off of unamortized financing fees related to the previous revolving credit facility. Additionally, we capitalized $3.0 million of lender fees and $0.8 million of third-party fees incurred in connection with the Credit Agreement, which were recorded as other non-current assets and will be amortized over the term of the credit facility as interest expense.

The Credit Agreement contains two maintenance financial covenants that require our Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than 3.50 and our Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to exceed 3.00. At November 30, 2024, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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

On November 4, 2024, as part of the acquisition of UW Solutions, and for working capital and general corporate purposes, we executed a drawdown against the delayed draw term loan facility for $250.0 million. Outstanding borrowings under the term loan facility were $230.0 million as of November 30, 2024. Outstanding borrowings under the revolving credit facility were $30.0 million as of November 30, 2024.

At November 30, 2024, we had a total of $27.3 million of ongoing letters of credit related to the senior credit facility and industrial revenue bonds, construction contracts and insurance collateral that expire in fiscal years 2026 through 2032 and reduce borrowing capacity under the revolving credit facility. As of November 30, 2024, the amount available for revolving borrowings was $405.0 million.

We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Future payments for such leases, excluding leases with initial terms of one year or less, were $73.9 million at November 30, 2024, with $4.3 million payable during the remainder of fiscal 2025.

As of November 30, 2024, we had $20.0 million of open purchase obligations, of which payments totaling $14.5 million are expected to become due during the remainder of fiscal 2025. These purchase obligations primarily relate to raw material commitments and capital expenditures and are not expected to impact future liquidity, as amounts should be recovered through customer billings.

We expect to make contributions of $0.4 million to our defined-benefit pension plans in fiscal 2025, which will equal or exceed our minimum funding requirements.

As of November 30, 2024, we had reserves of $5.7 million for unrecognized tax benefits. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At November 30, 2024, $1.2 billion of these types of bonds were outstanding, of which $307.2 million is in our backlog. These bonds have expiration dates that align with completion of the purchase order or contract. We have not been required to make any payments under these bonds with respect to our existing businesses.

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
b)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
September 1, 2024 to September 28, 2024	122	$67.50	—	2,731,910
September 29, 2024 to October 26, 2024	7,648	77.53	—	2,731,910
October 27, 2024 to November 30, 2024	—	—	—	2,731,910
Total	7,770	$75.02	—	2,731,910
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

Item 5.    Other Information

Insider Adoption or Termination of Trading Arrangements
During the three months ended November 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

2.1
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
101#
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 30, 2024 and March 2, 2024, (ii) the Consolidated Results of Operations for the three- and nine-months ended November 30, 2024 and November 25, 2023, (iii) the Consolidated Statements of Comprehensive Earnings for the three- and nine-months ended November 30, 2024 and November 25, 2023, (iv) the Consolidated Statements of Cash Flows for the nine-months ended November 30, 2024 and November 25, 2023, (v) the Consolidated Statements of Shareholders' Equity for the three- and nine-months ended November 30, 2024 and November 25, 2023, and (vi) Notes to Consolidated Financial Statements.

104#	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
Exhibits marked with a (#) sign are filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 7, 2025	By: /s/ Ty R. Silberhorn
Ty R. Silberhorn President and Chief Executive Officer (Principal Executive Officer)

Date: January 7, 2025	By: /s/ Matthew J. Osberg
Matthew J. Osberg Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)