Form 10-K
period 2025-03-01
APOGEE ENTERPRISES, INC.
filed 2025-04-24
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-K
 _________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 1, 2025

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                 ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.          ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
As of August 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $1,432,300,000 (based on the closing price of $66.78 per share as reported on The Nasdaq Stock Market as of that date).
As of April 18, 2025, 21,419,290 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Annual Report on Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Shareholders filed within 120 days of our fiscal year ended March 1, 2025 or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days of March 1, 2025.

APOGEE ENTERPRISES, INC.
Annual Report on Form 10-K
For the fiscal year ended March 1, 2025

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

PART I
ITEM 1. BUSINESS

The Company
Apogee Enterprises, Inc. (Apogee, we, us, our or the Company) was incorporated under the laws of the State of Minnesota in 1949. We are a leading provider of architectural building products and services, as well as high-performance coated materials used in a variety of applications.

Segment Information
During the fourth quarter of fiscal 2025, the Company changed the names of two of our reporting segments to better reflect their product focus and capabilities. The previously named Architectural Framing Systems Segment is now referred to as the Architectural Metals Segment. The previously named Large-Scale Optical Segment is now referred to as the Performance Surfaces Segment. There were no changes in the products or brands included within each of the reportable segments, nor the way in which our CEO assesses performance and allocates resources for these or our other segments.

We have four reporting segments:
•The Architectural Metals Segment designs, engineers, fabricates and finishes aluminum window, curtainwall, storefront and entrance systems used primarily in non-residential construction. In fiscal 2025, this segment accounted for approximately 39% of our net sales.
•The Architectural Services Segment integrates technical services, project management, and field installation services to design, engineer, fabricate, and install architectural curtainwall and other façade-related systems used primarily in non-residential construction. In fiscal 2025, this segment accounted for approximately 31% of our net sales.
•The Architectural Glass Segment cuts, treats, coats and fabricates high-performance glass used in custom window and wall systems used primarily in non-residential buildings. In fiscal 2025, this segment accounted for approximately 21% of our net sales.
•The Performance Surfaces Segment develops and manufactures high-performance coated materials for a variety of applications, including wall decor, museums, graphic design, digital displays, architectural interiors, and industrial flooring. In fiscal 2025, this segment accounted for approximately 9% of our net sales.

Strategy
Our enterprise strategy is based on the following three key elements:
1.Become the economic leader in our target markets. We have developed a deep understanding of our target markets and aligned our businesses with clear go-to-market strategies to drive value for our customers through differentiated product and service offerings. We are focused on operational execution, driving productivity improvements, and maintaining a competitive cost structure, so that we may bring more value to our customers and improve our own profitability.
2.Actively manage our portfolio to drive higher margins and returns. We are shifting our business mix toward higher operating margin offerings in order to improve our return on invested capital performance. We accomplish this by allocating resources to grow our top performing businesses, actively addressing underperforming businesses, and investing in differentiated product and service offerings to accelerate our growth and increase margins.
3.Strengthen our core capabilities. We are shifting from our historical, decentralized operating model, to one with center-led functional expertise that enables us to leverage the scale of the enterprise to better support the needs of the business. We have established a Company-wide operating system with common tools and processes based on the foundation of Lean and Continuous Improvement, which we call the "Apogee Management System." Our strategy is supported by a robust talent management program and a commitment to strong governance to ensure compliance and drive sustainable performance.

We continually analyze our current portfolio of products, services, and capabilities to identify the best areas for future profitable growth. We also evaluate inorganic investment opportunities where we can deploy capital to acquire businesses that will be accretive to our long-term growth rate and operating margins.

Fiscal 2025 Highlights
In fiscal 2025, we drove further progress toward our strategic goals and financial targets. We continued the deployment of the Apogee Management System across our business, supporting sustainable cost and productivity improvements. We invested in organic and inorganic growth initiatives, including the acquisition of UW Interco, LLC (UW Solutions) and capacity expansion in the Performance Surfaces segment as well as capacity expansion to support geographic growth in the Architectural Services segment. We continue to focus on offering differentiated products and services and diversifying the mix of architectural projects that we serve. We also advanced several initiatives to strengthen our core capabilities, driving the standardization of key business processes and systems, and strengthening talent management and leadership development programs.

Products and Services
Architectural Metals Segment
Our Architectural Metals Segment designs, engineers and fabricates aluminum windows, curtainwall, storefront and entrance systems. We also extrude aluminum and provide finishing services for metal components used in a variety of building materials applications. We sell our products and services under the Tubelite®, EFCO, and Linetec® brands in the U.S. and under Alumicor™ in Canada.

Architectural Services Segment
Our Architectural Services Segment delivers value by integrating technical capabilities, project management skills and field installation services, to provide design, engineering, fabrication and installation for the exteriors of primarily non-residential buildings. Our ability to efficiently design high-quality window and curtainwall systems and effectively manage the installation of building façades enables our customers to meet schedule and cost requirements of their projects. We sell our products and services under the Harmon® brand.

Architectural Glass Segment
Our Architectural Glass Segment provides a wide range of high-performance glass products, offering customized solutions that enable architects and building owners to meet their design, aesthetic, and performance goals. We fabricate insulating, laminated, and monolithic glass units that are used in windows, curtainwall, storefront, and entrance systems. We provide premium glass solutions to meet our customers’ design and energy-performance requirements. These include proprietary, high-performance coatings, digital and silkscreen printing, heat-soaking of tempered glass, and thermal spacers. We sell our products under the Viracon® and GlassecViracon® brands.

Performance Surfaces Segment
The Performance Surfaces Segment develops and manufactures high-performance coated materials for a variety of applications, including wall decor, museums, graphic design, digital displays, architectural interiors, and industrial flooring. We are a vertically integrated manufacturer, differentiated by our proprietary formulations and coating application processes. We sell our products under the Tru Vue®, ResinDEK®, ChromaLuxe®, RDC Coatings™, and Unisub® brands.

Product Demand and Distribution Channels
Architectural Metals, Architectural Services and Architectural Glass Segments
Demand for the products and services offered by our architectural segments is not only impacted by general economic conditions, but has historically been affected by changes in the North American non-residential construction industry, which is cyclical in nature.

We look to several external indicators to analyze potential demand for our products and services, such as U.S. and Canadian job growth, office vacancy rates, credit and interest rates, architectural billing indices, and material costs. We also rely on internal indicators to analyze demand, including our sales pipeline, which is made up of contracts in review, projects awarded or committed, and bidding activity. Our sales pipeline, together with ongoing feedback, analysis and data from our customers, architects and building owners, provides information related to near- and mid-term demand. Additionally, we evaluate data on U.S. and Canadian non-residential construction market activity, industry analysis, interest rates, and other longer-term trends provided by external data sources.

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

•Customers and distribution channels - Our customers are mainly glazing subcontractors and general contractors, with project design being influenced by architects and building owners. Our windows, curtainwall, storefront and entrance systems are sold using a combination of direct sales forces, independent sales representatives, and distributors. Our installation services are sold by a direct sales force in certain metropolitan areas in the U.S and Canada. Our high-performance architectural glass is sold using both a direct sales force and independent sales representatives.

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

Performance Surfaces Segment
Demand for our products in our Performance Surfaces Segment is impacted by general economic conditions, including consumer confidence, spending in residential improvements, as well as growth in non-residential construction. We offer value-added coated glass, acrylic, metals, and other substrates used in the custom picture-framing market, museum market, graphic arts and decor markets, and various technical glass applications. These products are sold primarily in North America under the Tru Vue, ChromaLuxe, and Unisub brands, through national and regional retail chains using a direct sales force, as well as to local retailers through an independent distribution network. Through our ResinDEK brand, we offer engineered panels used in flooring systems designed for material handling, supply chain, and self-storage applications. These products are sold through a combination of a direct sales force and third-party representatives. Our RDC Coatings brand offers coating solutions for a variety of applications, that are custom engineered to meet customer specifications. Markets for these coatings include flooring, furniture, cabinetry, and other applications. We have a global distribution network and supply our products to customers outside of North America, primarily in Europe and Asia.

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

Architectural Metals Segment
Our Architectural Metals Segment competes against several national, regional, and local aluminum window and storefront manufacturers, as well as regional finishing companies. Our businesses compete by providing a broad portfolio of high-quality products, robust engineering capabilities, a vertically integrated manufacturing model, and dependable, short lead-time service.

Architectural Services Segment
Our Architectural Services Segment competes against international, national and regional glass installation companies. We compete by offering a robust set of capabilities at a competitive cost. Our capabilities include engineering and design services, project management, manufacturing, and field installation. We deliver these services using an operating model that is designed to reduce costs and risk for our customers.

Architectural Glass Segment
In our Architectural Glass Segment, we compete with regional glass fabricators and international competitors who can provide certain products with attributes similar to ours. We differentiate by providing a wider range of high-quality products, including several proprietary offerings, that we can bundle together into customized solutions. We work to maintain strong relationships with architects, developers, and other industry stakeholders, and provide strong customer service and reliable delivery.

Performance Surfaces Segment
Our Performance Surfaces Segment competes primarily with European, U.S., and Asia Pacific providers of both basic and value-added glass and acrylic, and other high-performance coated substrates. Our competitive strengths include innovative proprietary products, domain expertise in coating processes and technologies, a highly automated manufacturing model, strong customer relationships, an established distribution network, and a portfolio of well-known brands.

Warranties
We offer product and service warranties that we believe are competitive for the markets in which our products and services are sold. The nature and extent of these warranties depend upon the product or service, the market and, in some cases, the customer being served. Our standard warranties are generally from two to 12 years for our curtainwall, window system, and architectural glass and certain coated products, while we generally offer warranties of two years or less on our other products and services.

Sources and Availability of Raw Materials
Materials used in the Architectural Metals Segment include aluminum billet and extrusions, fabricated glass, plastic extrusions, hardware, paint and chemicals. Within the Architectural Services Segment, materials used include fabricated glass, finished aluminum extrusions, fabricated metal panels and hardware. Raw materials used within the Architectural Glass Segment include float glass, vinyl, silicone sealants and lumber. Materials used in the Performance Surfaces Segment are float glass, acrylic, aluminum sheets, medium-density fiberboard (MDF), and certain chemicals. Most of our raw materials are readily available from a variety of domestic and international sources.

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

Working Capital Requirements
Trade and contract-related receivables and other contract assets are the largest components of our working capital. Inventory requirements, mainly related to raw materials, are most significant in our Architectural Metals, Architectural Glass, and Performance Surfaces Segments.

Compliance with Government Regulations
We are subject to various environmental and occupational safety and health laws and regulations in the U.S. and in other countries in which we operate. These laws and regulations relate to, among other things, our use and storage of hazardous materials in our manufacturing operations and associated air emissions and discharges to surface and underground waters. We have several continuing programs designed to ensure compliance with foreign, federal, state and local environmental and occupational safety and health laws and regulations. We contract with outside vendors to collect and dispose of waste at our production facilities in compliance with applicable environmental laws. In addition, we have procedures in place that enable us to properly manage the regulated materials used in and wastes created by our manufacturing processes. We believe we are currently in compliance with all such laws and regulations.

Supporting Sustainability
We are committed to integrating sustainable business practices and environmental stewardship throughout our business. Our company-wide commitment to sustainable business practices is focused on delivering long-term profitable growth while carefully stewarding the resources entrusted to us, and delivering products and services that address our customers’ increased focus on energy efficiency, greenhouse gas reductions, and other performance requirements.

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

Human Capital Resources
We had approximately 4,500 employees on March 1, 2025, up from 4,400 employees on March 2, 2024, of which 78% are male and 22% are female. As of March 1, 2025, approximately 351, or approximately 8%, of our employees are covered by collective bargaining agreements.

Based on the most recent information available from our latest filing with the U.S. Equal Employment Opportunity Commission, our U.S employees had the following race and ethnicity demographics:

Employee Demographic	Percent of Total
White	66%
Hispanic / Latinx	20%
Black / African American	7%
Asian	5%
Multiracial, Native American, Native Hawaiian, and Pacific Islander	2%

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

In fiscal 2025, we continued to improve our enterprise-wide health and safety program which centralizes oversight of workplace safety and actively shares best practices across our business. Our Apogee Safety Council meets regularly to review facility-level performance, maintain our policies, and provide short and long-term plans to achieve our ambition of achieving an incident rate of zero.

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

Diversity and Equal Opportunity
We strive to promote a workplace where each employee’s abilities are recognized, respected, and utilized to further our goals. Our aim is to create an environment where people feel included as a part of a team because of their diversity of outlooks, perspectives, and characteristics, and have an equal opportunity to add value to our Company. We work to create a culture of inclusion, reduce bias in our talent practices, and invest in and engage with our communities. We conduct diversity and Code of Business Ethics and Conduct trainings with employees and managers annually to define our expectations on creating an inclusive and diverse workplace, where all individuals feel respected and part of a team regardless of their race, national origin, ethnicity, gender, age, religion, disability, sexual orientation or gender identity.

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

Available Information
Our internet address is www.apog.com. Through a link to a third-party content provider, our website provides free access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after electronic filing such material with, or furnishing it to, the Securities and Exchange Commission (SEC). These reports are also available on the SEC's website at www.sec.gov. Also available on our website are various corporate governance documents, including our Code of Business Ethics and Conduct, Corporate Governance Guidelines, and charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board of Directors (the Board).

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Positions with Apogee Enterprises and Past Experience
Ty R. Silberhorn	57
Chief Executive Officer (CEO) of the Company since January 2021. Prior to joining the Company, Mr. Silberhorn worked for 3M, a diversified global manufacturer and technology company, most recently serving as Senior Vice President of 3M's Transformation, Technologies and Services from April 2019 through December 2020. Prior to this position and since 2001, he held several 3M global business unit leadership roles, serving as Vice President and General Manager for divisions within Safety & Industrial, Transportation & Electronics, and the Consumer business groups.

Matthew Osberg	49
Executive Vice President and Chief Financial Officer of the Company since April 2023. Prior to joining the Company, Mr. Osberg served as Chief Financial Officer at Helen of Troy Limited, a global consumer products company. Previously, Mr. Osberg worked in finance roles at Best Buy Co., Inc. and Ernst & Young LLP.

Raelyn Trende	49
Executive Vice President and Chief Human Resources Officer since July 2024. Ms. Trende joined the Company from Medtronic where she served as Vice President of Global Talent Acquisition, Human Resources Technology, Analytics, and Project Management Office. Prior to Medtronic, Ms. Trende was Senior Vice President of Human Resources for OptumHealth, a subsidiary of UnitedHealth Group. In addition, Ms. Trende served in several human resources leadership roles at Target Corporation and Cargill.

Meghan M. Elliott	48
Vice President, Chief Legal Officer, and Secretary of the Company since June 2020. Prior to this role, Ms. Elliott served as Assistant General Counsel for the Company since 2014. Prior to joining the Company, Ms. Elliott was a partner with Lindquist & Vennum, PLLP (n/k/a Ballard Spahr LLP).

Nick C. Longman	53
President of Apogee's Architectural Metals Segment since October 2023. Prior to this role, Mr. Longman served as President of Apogee's Architectural Glass segment from June 2021 to October 2023. Prior to joining the Company, Mr. Longman served as Chief Executive Officer and Chief Operating Officer for Harvey Building Products, a manufacturer of windows, doors and accessory products, from March 2018 to November 2020 and in various functional and business leadership roles at Colfax Fluid Handling, a diversified technology company, from 2012 to 2018.

Troy R. Johnson	51	President of Apogee’s Architectural Services Segment since March 2020. Prior to this role, Mr. Johnson served in several leadership roles in the Architectural Services Segment.
Brent C. Jewell	51
President of Apogee's Architectural Glass Segment since October 2023. Prior to this role, Mr. Jewell served as President of Apogee's Architectural Metals Segment from August 2019 to October 2023, and as Senior Vice President, Business Development and Strategy for the Company from May 2018 to August 2019. Prior to joining the Company, Mr. Jewell served in multiple Senior leadership positions at Valspar, a developer, manufacturer and distributor of paints and coatings, from 2010 to 2017.

Veena Lakkundi	56
President of Apogee’s Performance Surfaces Segment since January 2025. Prior to joining the Company, Ms. Lakkundi served as Senior Vice President, Strategy and Corporate Development at Rockwell Automation, a global leader in industrial automation and digital transformation. Previously, Ms. Lakkundi served at Senior Vice President and Chief Strategy Officer at 3M Company along with other key leadership positions across 3M.

ITEM 1A. RISK FACTORS

Our business faces many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other filings with the Securities and Exchange Commission, could have a material adverse impact on our business, financial condition or operating results.

Market and Industry Risks
North American and global economic and industry-related business conditions materially adversely affect our sales and results of operations
Architectural Metals, Architectural Services, Architectural Glass, and a portion of our Performance Surfaces Segment are influenced by North American economic conditions and the cyclical nature of the North American non-residential construction industry. The non-residential construction industry is impacted by macroeconomic trends, such as availability of credit, employment levels, consumer confidence, interest rates and commodity prices. In addition, changes in architectural design trends, demographic trends, and/or remote work trends could impact demand for our products and services. To the extent changes in these factors negatively impact the overall non-residential construction industry, our business, operating results and financial condition could be significantly adversely impacted.

A significant portion of our Performance Surfaces Segment primarily depends on the strength of the U.S. retail custom picture framing industry. This industry is heavily influenced by consumer confidence and the conditions of the U.S. economy. A decline in consumer confidence, whether as a result of an economic slowdown, uncertainty regarding the future or other factors, could materially and adversely reflect the operating results of the segment.

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

Our customer concentration in the Performance Surfaces Segment creates a significant risk for product sale declines
The Performance Surfaces Segment is highly dependent on a relatively small number of customers for its sales, while working to grow in new markets and with new customers. Accordingly, loss of a significant customer, or a significant reduction in pricing for one or more of those customers could materially reduce the segment's operating results.

Strategic Risks
We could be unable to effectively manage and implement our enterprise strategy, which could have a material adverse effect on our business, financial condition, and results of operations
Our strategy includes differentiating our product and service offerings, shifting our business mix toward higher growth and operating margin products and services, driving higher return on invested capital performance, and moving to a more centralized operating model. Execution of this strategy require additional investments of time and resources and could fail to achieve the desired results. For example, we may be unable to increase our sales and earnings by differentiating our product and service offerings in a cost-effective manner. We may fail to accurately predict future customer needs and preferences, and thus focus on the wrong business mix. Our centralized operating system may not produce the desired operating efficiencies.

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

As we consider and execute acquisitions, we may incur risks in integrating operations, technologies, products, and employees; we may fail to realize expected revenue growth and cost synergies from integration initiatives; we would likely increase debt levels to finance an acquisition; we may not fully anticipate changes in cash flows or other market-based assumptions or conditions that cause the value of acquired assets to fall below book value, requiring impairment of intangible assets including goodwill; we may identify contingent liabilities subsequent to closing an acquisition; and we may be entering markets in which we have no or limited experience.

As we consider and execute future divestitures, we may be exposed to risks associated with our ability to find appropriate buyers; difficulties in executing transactions on favorable terms; separating divested business operations with minimal impact to our remaining operations; incur write-offs and impairment charges; and we may have challenges effectively managing any transition service arrangements.

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

Operational Risks
Loss of key personnel and inability to source sufficient labor could adversely affect our operating results
The loss of our CEO or any of our key senior executives could have a material adverse effect on our business, operating results and financial condition, particularly if we are unable to hire and integrate suitable replacements on a timely basis. Further, as our business evolves, we may have changes in our senior management team. If we are unable to attract or retain the right individuals for the team, it could hinder our ability to efficiently execute our business, and could disrupt our operations or otherwise have a material adverse effect on our business.

Additionally, an important aspect of our success depends on the skills of construction project managers and other key technical personnel, and our ability to secure sufficient manufacturing and installation labor. In recent years, low U.S. unemployment has caused increased competition for experienced construction project managers and other labor. If we are unable to retain existing employees, provide a safe and healthy working environment, and/or recruit and train additional employees with the requisite skills and experience, our operating results could be adversely impacted.

If we are unable to manage our supply and distribution chains effectively our results of operations will be negatively affected
Our Architectural Metal and Architectural Services Segments use aluminum as a significant input to their products. Our operating results in those two segments could be negatively impacted by supply chain disruptions and adverse price movements in the market for raw aluminum. In recent years, we have seen increased volatility in the price of aluminum that we purchase from both domestic and international sources. Due to our Architectural Metals and Architectural Services Segments presence in Canada, we have significant cross-border activity, as our Canadian businesses purchase inputs from U.S.-based suppliers and sell to U.S.-based customers. A significant change in U.S. trade policy with Canada could, therefore, have an adverse impact on our operating results.

Our Architectural Glass and Performance Surfaces Segments use raw glass as a significant input to their products. Increases in demand for raw glass may lead to lower supply or higher costs to acquire. Failure to acquire a sufficient supply of raw glass on terms as favorable as current terms could negatively impact our operating results.

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

Project management and installation issues could adversely affect our operating results
Some of our segments are occasionally awarded fixed-price contracts that do not include escalation clauses on material and labor costs. These bids are required before all aspects of a construction project are known. An underestimate in the amount of labor required and/or cost of materials for a project; a change in the timing of the delivery of product; system design errors; difficulties or errors in execution; or significant project delays, caused by us or other trades, could result in failure to achieve the expected results. Any one or more of such issues could result in losses on individual contracts that could negatively impact our operating results.

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

Our security measures may also be breached in the future as a result of employee error, failure to implement appropriate processes and procedures, advances in computer and software capabilities and encryption technology, new tools and discoveries, malfeasance, third-party action, including cyber-attacks or other international misconduct by computer hackers or otherwise. Additionally, we may have heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements. Our workforce operates with a combination of remote work and flexible work schedules opening us up for cybersecurity threats and potential breaches as a result of increased employee usage of networks other than company-managed networks. This could result in one or more third-parties obtaining unauthorized access to our customer or supplier data or our internal data, including personally identifiable information, intellectual property and other confidential business information. Third-parties may also attempt to fraudulently induce employees into disclosing sensitive information such as user names, passwords or other information in order to gain access to customer or supplier data or our internal data, including intellectual property, financial, and other confidential business information.

We believe our mitigation measures reduce, but cannot eliminate, the risk of a cyber incident; however, there can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss and the same is true for our partners, vendors and other third parties on which we rely. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure or otherwise maintain the confidentiality, security, and integrity of data that we store or otherwise maintain on behalf of third-parties may harm our reputation and our employee and customer relationships. If such unauthorized disclosure or access does occur, we may be required to notify our customers, employees or those persons whose information was improperly used, disclosed or accessed. We may also be subject to claims of breach of contract for such use or disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was improperly used or disclosed. We could also become the subject of regulatory action or litigation from our customers, employees, suppliers, service providers, and shareholders, which could damage our reputation, require significant expenditures of capital and other resources, and cause us to lose business. Additionally, an unauthorized disclosure or use of information could cause interruptions in our operations and might require us to spend significant management time and other resources investigating the event and dealing with local and federal law enforcement. Regardless of the merits and ultimate outcome of these matters, we may be required to devote time and expense to their resolution.

In addition, the number of data security incidents has increased regulatory and industry focus on security requirements and heightened data security industry practices. New regulation, evolving industry standards, and the interpretation of both, may cause us to incur additional expense in complying with any new data security requirements. As a result, the failure to maintain the integrity of and protect customer or supplier data or our confidential internal data could have a material adverse effect on our business, operating results and financial condition.

Legislative, Regulatory and Tax Risks
Changes in trade policies may result in increased costs and could adversely affect our operating results
The impact of geopolitical tensions, including the potential implementation of more restrictive trade policies, higher tariffs or the renegotiation of existing trade agreements in the U.S. or countries where we sell our products and services or procure products, could have a material adverse effect on our business. In particular, political or trade disputes, or future phases of trade negotiations with Canada that could lead to the imposition of tariffs or other trade actions could require us to take action to mitigate those effects. We may be unable to pass through additional tariff costs to our customers through price increases, and may be unable to secure adequate alternative sources of supply. Our inability to offset higher tariff costs could have a material adverse effect on our operating results, profitability, customer relationships and future cash flow.

Violations of legal and regulatory compliance requirements, including environmental laws, and changes in existing legal and regulatory requirements, may have a negative impact on our business and results of operations
We are subject to a legal and regulatory framework imposed under federal and state laws and regulatory agencies, including laws and regulations that apply specifically to U.S. public companies and laws and regulations applicable to our manufacturing and construction site operations. Our efforts to comply with evolving laws, regulations, and reporting standards, including climate-related regulations, may increase our general and administrative expenses, divert management time and attention, or limit our operational flexibility, all of which could have a material adverse effect on our business, financial position, and results of operations. Additionally, new laws, rules, and regulations, or changes to existing laws or their interpretations, could create added legal and compliance costs and uncertainty for us.

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

Changes in macroeconomic factors may negatively impact our profitability
Rising interest rates, inflation, and higher input costs, could reduce the demand for our products and services and impact our profitability. Higher interest rates make it more expensive for our customers to finance construction projects, and as a result, may reduce the number of projects available to us and the demand for our products and services, and also increase the interest expenses associated with our borrowings. Cost inflation, including significant cost increases for freight, aluminum, glass, paint, wood-based and other materials used in our operations, has impacted, and could continue to impact, our profitability. Furthermore, in some of our segments, we operate on contracts wherein we bear part or all of the risk of inflation on materials costs and the cost of installation services. Our ability to mitigate these costs, or recover the cost increases through price increases, may lag the cost increases, which could negatively impact our margins.

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

Based on our annual impairment valuation analysis performed in the fourth quarter of fiscal 2025, we incurred $7.6 million of pre-tax impairment charges related to indefinite-lived intangibles in the Architectural Metals Segment as a result of strategic branding changes. Additionally, as a result of a publicly announced restructuring plan in the fourth quarter of fiscal 2024, we incurred $6.2 million of pre-tax impairment charges related to property, plant and equipment and operating lease right-of-use assets.

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

Our liquidity or cost of capital may be materially adversely affected by constraints or changes in the capital and credit markets, interest rates and limitations under our financing arrangements
We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash, credit facilities, and other debt arrangements. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the regulatory environment for banks and other financial institutions, the availability of credit and our reputation with potential lenders. These factors could materially adversely affect our liquidity, costs of borrowing and our ability to pursue business opportunities or grow our business. We may also assume or incur additional debt, including secured debt, in the future in connection with, or to fund, future acquisitions or for other operating needs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy
We recognize the critical importance of maintaining the confidentiality, integrity and availability of our information systems and data, and of effectively assessing, identifying and managing cybersecurity and related risks. Our cybersecurity risk management program is integrated into our Enterprise Risk Management framework and utilizes a holistic approach to addressing cybersecurity risk. It is supported by our employees, cybersecurity team, senior management, the Enterprise Risk Management committee, and our Board of Directors (Board). The underlying controls for the cybersecurity risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology and the Center for Internet Security Benchmark.

Our cybersecurity risk management program includes an incident response plan for evaluation, response and reporting of cybersecurity incidents, including notification of the Board and third parties, as appropriate. Under the plan, a Cybersecurity

Intake Team, which is comprised of the Chief Information Officer (CIO), Senior Director of Information Security (SDIS) and other executive management, is responsible for a materiality assessment of cybersecurity incidents, taking into consideration both quantitative and qualitative factors, and subject to ongoing monitoring and escalation based on materiality.

Third party vendors and suppliers also play a role in our cybersecurity risk management program. In circumstances where such third parties will access our systems and data, our SDIS participates in the vendor management process, including the review of contractual requirements and contractually imposing obligations on the vendor to report cybersecurity incidents to us so that we can assess the impact.

In addition to the incident response plan and vendor management process, our cybersecurity risk management program includes:
•an information technology and cybersecurity training program, and ongoing employee testing to evaluate the effectiveness of quarterly internal training and awareness communications;
•external advisors to assist with cybersecurity risk assessment, including third-party monitoring of the Company's systems, external network penetration testing, and yearly cyber event preparedness exercises;
•development of strategies to mitigate cyber risks; and,
•crisis management, business continuity, and disaster recovery plans.

We have not encountered cybersecurity incidents or identified risks from cybersecurity threats that have had a material adverse effect or are reasonably likely to have a material effect on our business strategy, operations or financial condition.

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

Governance
Management's Role in Managing Risk
Within our organization, our CIO, who reports to our CEO, oversees cybersecurity. Our SDIS reports to our CIO and is generally responsible for management of cybersecurity risk and the protection and defense of our network and systems, including the development and management of policies and processes to identify, contain, and investigate potential incidents and ensure recovery therefrom. Our SDIS has over 15 years of experience managing information technology and cybersecurity matters in multiple industries. The SDIS maintains Certified Information Systems Security Professional and Certified Information Security Manager certifications and holds a degree in information technology management.

Board's Role in Oversight
Our Board oversees our cybersecurity risk management program, and includes cybersecurity as part of the assessment of the Company's overall Enterprise Risk Management program. At least twice per year, and more frequently, if necessary, our CIO updates our Board on the Company's cyber risk profile and the steps taken by management to mitigate those risks. In the event of a material cybersecurity incident, the Board would receive prompt and timely information regarding the incident, as well as ongoing updates regarding such incident until it has been addressed. Cybersecurity-related risks are included in the Enterprise Risk Management committee’s evaluation of top risks to the enterprise, which are also presented to the Board and executive management twice per year.

ITEM 2. PROPERTIES

The following table lists, by segment, the Company's principal physical properties as of March 1, 2025. We believe these properties are generally in good operating condition, suitable for their respective uses and adequate for our current needs as our business is presently conducted.

Property Location	Owned/ Leased	Function
Architectural Metals Segment
Wausau, WI	Owned	Manufacturing/Administrative
Reed City, MI	Owned	Manufacturing
Mesquite, TX	Leased	Manufacturing
Monett, MO	Owned	Manufacturing/Warehouse/Administrative
Toronto, ON Canada	Leased	Manufacturing/Warehouse/Administrative
Architectural Services Segment
Minneapolis, MN	Leased	Administrative
West Chester, OH	Leased	Manufacturing
Mesquite, TX	Leased	Manufacturing
Brampton, ON Canada	Leased	Manufacturing/Warehouse/Administrative
Architectural Glass Segment
Owatonna, MN	Owned	Manufacturing/Administrative
Performance Surfaces Segment
McCook, IL	Leased	Manufacturing/Warehouse/Administrative
Faribault, MN	Owned	Manufacturing/Administrative
Louisville, KY	Leased	Manufacturing/Administrative
Other
Minneapolis, MN	Leased	Administrative

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

In December 2022, the claimant in an arbitration of one such claim was awarded $20 million by an arbitration panel. The claimant then sought to confirm this award in Los Angeles Superior Court in March 2023. In response, the Company moved to vacate the award. Later in March 2023, the Superior Court confirmed the award, which the Company appealed in June 2023. The appeal was argued before the California Court of Appeals, Second Appellate District, Division Seven, on March 7, 2025. The California Court of Appeals confirmed the judgment of the Superior Court on March 25, 2025. The Company paid the final arbitration award, including accrued post-judgment interest, in the amount of $24.7 million, on April 7, 2025. As a result of the judgment by the Superior Court, the Company recorded expense of $9.4 million, which represents the impact of the award amount net of existing reserves and estimated insurance proceeds. This impact was recorded in cost of goods sold in the fourth quarter of fiscal 2025.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is traded on The Nasdaq Stock Market under the ticker symbol "APOG". As of April 4, 2025, there were 1,032 shareholders of record and 22,627 shareholders for whom securities firms acted as nominees.

Dividends
Quarterly, the Board of Directors evaluates declaring dividends based on operating results, available funds and the Company's financial condition. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative cash dividends per share for the past two fiscal years.

Fiscal Year	First	Second	Third	Fourth	Total
2025	$0.2500	$0.2500	$0.2500	$0.2600	$1.0100
2024	0.2400	0.2400	0.2400	0.2500	0.9700

Purchases of Equity Securities by the Company
The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
December 1, 2024 through December 28, 2024	260	$71.73	—	2,731,910
December 29, 2024 through January 25, 2025	545,181	55.04	545,117	2,186,793
January 26, 2025 through March 1, 2025	2,896	52.98	—	2,186,793
Total	548,337	$58.70	545,117	2,186,793
(a) The shares in this column represent the total number of shares that were surrendered by plan participants to satisfy withholding tax obligations related to share-based compensation and the total number of shares that were repurchased pursuant to our publicly announced repurchase program.

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

Comparative Stock Performance
The graph below compares the cumulative total shareholder return on a $100 investment in our common stock for the last five fiscal years with the cumulative total return on a $100 investment in the Russell 2000 Index, a broad equity market index, and the S&P 600 Industrials Index. Effective as of February 26, 2023, the Company changed industry indexes, from the S&P Small Cap 600 Growth Index to the S&P 600 Industrials Index. We believe that the S&P 600 Industrials Index is the best available published industry index, composed of companies with similar market capitalization and a mix of GICS classifications that reasonably reflect our diverse business activities, although most of our direct competitors in our various business units are either privately owned or are divisions of larger, publicly owned companies. The graph assumes an investment at the close of trading on February 29, 2020, and also assumes the reinvestment of all dividends.

Comparative Stock Performance
Five-Year Cumulative Total Return
February 29, 2020 to March 1, 2025

Index Value
220
200
180
160
140
120
100
80
60
40
2020
2021
2022
2023
2024
2025
Fiscal Year
Apogee
S&P 600 Industrials
Russell 2000
S&P SmallCap 600 Growth Index

	2020	2021	2022	2023	2024	2025
Apogee	$100.00	$127.65	$158.44	$162.99	$207.19	$176.84
S&P 600 Industrials	100.00	143.70	146.23	158.76	195.04	210.66
Russell 2000 Index	100.00	151.00	141.49	135.97	150.14	160.18
S&P SmallCap 600 Growth Index	100.00	146.85	144.50	133.20	147.87	153.24

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist the reader in understanding our financial condition and results of operations, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, and is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes in Item 8. Financial Statements and Supplementary Data in this Form 10-K. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the fiscal year ended March 2, 2024, for discussion of the results of operations for the year ended March 2, 2024, compared to the year ended February 25, 2023, which is incorporated by reference herein.

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

During the fourth quarter of fiscal 2025, we changed the names of two reportable segments to better reflect our product offerings and capabilities. The previously named Architectural Framing Systems Segment is now referred to as the Architectural Metals Segment. The previously named Large-Scale Optical Segment is now referred to as the Performance Surfaces Segment. The remaining two segments, Architectural Services Segment and Architectural Glass Segment remain unchanged. As part of these changes, there were no changes to the products or brands included within each of the reportable segments.

In the fourth quarter of fiscal 2024, the Company announced strategic actions to streamline its business operations, enable a more efficient cost model, and better position the Company for profitable growth (referred to as “Project Fortify”). During the fourth quarter of fiscal 2024, the Company incurred $12.4 million of pre-tax charges related to Project Fortify, of which $5.5 million is included in cost of sales and $6.9 million is included in selling, general, and administrative (SG&A) expenses. During fiscal 2025, the Company incurred $4.3 million of pre-tax charges related to Project Fortify, of which $2.5 million is included in cost of sales and $1.8 million is included in SG&A expenses. The Company completed Project Fortify during the fourth quarter of fiscal 2025, incurring a total of $16.7 million and delivering estimated annualized cost savings of approximately $14 million.

On April 23, 2025, we announced an extension of Project Fortify ("Project Fortify Phase 2" or "Phase 2") to drive further cost efficiencies, primarily in the Architectural Metals and Architectural Services Segments. Phase 2 will focus on further optimizing our operating footprint and aligning resources to enable a more effective operating model. We expect the actions of Phase 2 to incur approximately $24 million to $26 million of pre-tax charges of which approximately $8 million are expected to be non-cash charges. Phase 2 is expected to deliver annualized pre-tax cost savings of approximately $13 million to $15 million. We expect the actions associated with Phase 2 to be substantially completed by the end of the fourth quarter of fiscal 2026. See Note 18 for additional information.

During the third quarter of fiscal 2025, we acquired UW Solutions for $240.9 million. UW Solutions is a U.S. based, vertically integrated manufacturer of high-performance coated substrates, differentiated by its proprietary formulations and coating application processes. The business serves a broad range of customers in attractive end markets, including building products for distribution centers and manufacturing facilities, as well as premium products for the graphic arts market. See Note 17 for additional information.

As a result of a March 2025 appellate court decision confirming a December 2022 arbitration award, the Company paid the arbitration award, including accrued post-judgment interest, in the amount of $24.7 million, on April 7, 2025. As a result of the decision, we recorded expense of $9.4 million, which represents the impact of the award amount net of existing reserves and estimated insurance proceeds. This impact was recorded in cost of goods sold in the fourth quarter of fiscal 2025.

Results of Operations
The following tables provide various components of our operations for fiscal years 2025, 2024 and 2023, in U.S. dollar amounts and percentages reflecting annual changes in such amounts and as a percentage of net sales in each fiscal year.

Our fiscal year ends on the Saturday closest to the last day of February. Fiscal 2025 and fiscal 2023 each consisted of 52 weeks, while fiscal 2024 consisted of 53 weeks.

				% Change
(Dollars in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net sales	$1,360,994	$1,416,942	$1,440,696	(3.9)%	(1.6)%
Cost of sales	1,001,101	1,049,814	1,105,423	(4.6)%	(5.0)%
Gross profit	359,893	367,128	335,273	(2.0)%	9.5%
Selling, general and administrative expenses	241,783	233,295	209,485	3.6%	11.4%
Operating income	118,110	133,833	125,788	(11.7)%	6.4%
Interest expense, net	6,159	6,669	7,660	(7.6)%	(12.9)%
Other (income) expense, net	(623)	(2,089)	1,507	N/M	N/M
Earnings before income taxes	112,574	129,253	116,621	(12.9)%	10.8%
Income tax expense	27,522	29,640	12,514	(7.1)%	136.9%
Net earnings	$85,052	$99,613	$104,107	(14.6)%	(4.3)%
Diluted earnings per share	$3.89	$4.51	$4.64	(13.7)%	(2.8)%
N/M - Indicates calculation is not meaningful

(Percentage of net sales)	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.6	74.1	76.7
Gross profit	26.4	25.9	23.3
Selling, general and administrative expenses	17.8	16.5	14.5
Operating income	8.7	9.4	8.7
Interest expense, net	0.5	0.5	0.5
Other (income) expense, net	—	(0.1)	0.1
Earnings before income taxes	8.3	9.1	8.1
Income tax expense	2.0	2.1	0.9
Net earnings	6.2%	7.0%	7.2%
Effective income tax rate	24.4%	22.9%	10.7%

The following table summarizes the impact that different items had on our net sales for fiscal 2025. All net sales for fiscal 2024 were organic.

(In thousands, except percentages)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Intersegment eliminations	Consolidated
Fiscal 2024 net sales	$601,736	$378,422	$378,449	$99,223	$(40,888)	$1,416,942
Organic business (1)	(66,113)	50,332	(49,124)	(6,835)	12,512	(59,228)
Impact of 53rd week (2)	(10,914)	(8,893)	(7,128)	(2,241)	472	(28,704)
Acquisition (3)	—	—	—	31,984	—	31,984
Fiscal 2025 net sales	$524,709	$419,861	$322,197	$122,131	$(27,904)	$1,360,994

Total net sales growth (decline)	(12.8)%	11.0%	(14.9)%	23.1%	(31.8)%	(3.9)%
Organic business (1)	(11.0)%	13.3%	(13.0)%	(6.9)%	(30.6)%	(4.2)%
Impact of 53rd week (2)	(1.8)%	(2.4)%	(1.9)%	(2.3)%	(1.2)%	(2.0)%
Acquisition (3)	—%	—%	—%	32.2%	—%	2.3%

(1)
Organic business includes net sales associated with acquired product lines or businesses that occur after the first twelve months from the date the product line or business is acquired and net sales from internally developed product lines or businesses.

(2)	Amount is estimated based on average weekly net sales of the final month of the period.
(3)	On November 4, 2024, we completed the acquisition of UW Solutions. For additional information see Note 17 to the accompanying consolidated financial statements.

Comparison of Fiscal 2025 to Fiscal 2024
•Consolidated net sales were $1.36 billion compared to $1.42 billion, a decrease of 3.9%, primarily reflecting the unfavorable impact of the additional week in the prior year of approximately $28.7 million or 2.0%, and lower volume, primarily in Architectural Metals and Architectural Glass. These items were partially offset by net sales growth in Architectural Services, and a $32.0 million inorganic sales contribution from the acquisition of UW Solutions.

•Gross margin increased to 26.4% of net sales, compared to 25.9%. The gross margin improvement was primarily driven by a more favorable mix of projects and the net favorable impact of cumulative catch-up adjustments for changes in profitability estimates of long-term contracts in Architectural Services, and lower quality and insurance-related costs, as well as lower restructuring costs from Project Fortify. These items were partially offset by $9.4 million of expense related to an arbitration award, as well as unfavorable sales leverage impact of lower volume, higher lease costs, and $1.7 million of acquisition-related expenses.

•SG&A expense increased $8.5 million to 17.8% of net sales, compared to 16.5% of net sales. The increase in SG&A as a percentage of net sales was primarily due to the impact of $8.6 million of acquisition-related expenses, impairment charges of $7.6 million, higher amortization expense and the unfavorable sales leverage impact of lower volume partially offset by lower restructuring charges, lower bad debt expense, and lower long-term incentive costs.

•Operating income was $118.1 million and operating margin declined to 8.7%. The decline operating margin was primarily due to the unfavorable sales leverage impact of lower volume, $10.3 million of acquisition-related expenses, $9.4 million of expense related to an arbitration award, and $7.6 million impairment charges related to strategic rebranding. These items were partially offset by a more favorable mix of projects and the net favorable impact of cumulative catch-up adjustments for changes in profitability estimates of long-term contracts in Architectural Services, lower quality and insurance-related costs, lower bad debt expense, and lower restructuring charges from Project Fortify of $8.1 million. Adjusted operating income grew 2.4% to $149.8 million, and adjusted operating margin improved to 11.0%.

•Interest expense, net was $6.2 million, compared to $6.7 million, primarily driven by increased interest income from higher average levels of invested cash, partially offset by the impact of the write-off of unamortized financing fees of $0.5 million related to our previous credit facility.

•Other income was $0.6 million, compared to $2.1 million. The lower income in fiscal 2025 was primarily due pre-tax gain related to a New Markets Tax Credit of $4.7 million, partially offset by the unfavorable impact of an investment market valuation adjustment, both recognized in the prior year period.

•Income tax expense as a percentage of earnings before income tax was 24.4%, compared to 22.9% for fiscal 2024. The increase in the effective tax rate was primarily due to an increase in tax expense for discrete items.

•Diluted EPS was $3.89, compared to $4.51 driven by lower operating income, lower other income, and a higher effective tax rate. Adjusted diluted EPS grew 4.2% to $4.97.

Segment Analysis

				% Change
(Dollars in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Segment net sales
Architectural Metals	$524,709	$601,736	$649,778	(12.8)%	(7.4)%
Architectural Services	419,861	378,422	410,627	11.0%	(7.8)%
Architectural Glass	322,197	378,449	316,554	(14.9)%	19.6%
Performance Surfaces	122,131	99,223	104,215	23.1%	(4.8)%
Intersegment eliminations	(27,904)	(40,888)	(40,478)	(31.8)%	1.0%
Net sales	$1,360,994	$1,416,942	$1,440,696	(3.9)%	(1.6)%
Segment operating income (loss)
Architectural Metals	$42,466	$64,833	$81,875	(34.5)%	(20.8)%
Architectural Services	30,046	11,840	18,140	153.8%	(34.7)%
Architectural Glass	59,274	68,046	28,610	(12.9)%	137.8%
Performance Surfaces	19,611	24,233	25,348	(19.1)%	(4.4)%
Corporate and Other	(33,287)	(35,119)	(28,185)	(5.2)%	24.6%
Operating income	$118,110	$133,833	$125,788	(11.7)%	6.4%
Segment operating margin
Architectural Metals	8.1%	10.8%	12.6%
Architectural Services	7.2%	3.1%	4.4%
Architectural Glass	18.4%	18.0%	9.0%
Performance Surfaces	16.1%	24.4%	24.3%
Corporate and other	N/M	N/M	N/M
Operating margin	8.7%	9.4%	8.7%

Segment net sales is defined as net sales for a certain segment and includes revenue related to intersegment transactions. We report net sales intersegment eliminations separately to exclude these sales from our consolidated total. Segment operating income is equal to net sales, less cost of goods sold, and SG&A. Segment operating income includes operating income related to intersegment sales transactions and excludes certain corporate costs that are not allocated at a segment level. We report these unallocated corporate costs separately in Corporate and other. Operating income does not include other income or expense, interest expense or a provision for income taxes.

Architectural Metals
Comparison of Fiscal 2025 to Fiscal 2024
•Net sales were $524.7 million, compared to $601.7 million. The decline in net sales was primarily driven by reduced volume due to exiting certain lower-margin product lines as part of Project Fortify and lower end market demand, the impact of one less week of net sales in the current year, and a less favorable product mix.

•Operating income was $42.5 million, or 8.1% of net sales, compared to $64.8 million, or 10.8% of net sales. The decline in operating margin was primarily driven by $7.6 million of impairment charges, the unfavorable sales leverage impact of lower volume and a less favorable product mix, partially offset by favorable material costs, lower short-term incentive costs, lower bad debt expense, lower quality-related expense, and lower restructuring costs. Adjusted operating income was $54.1 million, or 10.3% of net sales, compared to $70.8 million, or 11.8% of net sales.

Architectural Services
Comparison of Fiscal 2025 to Fiscal 2024
•Net sales were $419.9 million, compared to $378.4 million. The increase in net sales was primarily due to increased volume, a more favorable mix of projects and the net favorable impact of cumulative catch-up adjustments for changes in profitability estimates of long-term contracts, partially offset by the impact of one less week of net sales in the current year.

•Operating income was $30.0 million, or 7.2% of net sales, compared to $11.8 million or 3.1% of net sales. The improvement in operating margin was primarily driven by a more favorable mix of projects, the favorable impact of cumulative catch-up adjustments on our longer-term contract estimates of $10.5 million, and lower restructuring charges, partially offset by higher short-term incentive compensation expense and higher lease costs.

•For the years ended March 1, 2025 and March 2, 2024, gross favorable and unfavorable cumulative catch-up adjustments on our longer-term contracts for changes in estimates were as follows:

(in thousands)	2025	2024
Gross favorable adjustments	$28,430	$19,058
Gross unfavorable adjustments	(12,123)	(13,298)
Net adjustments	$16,307	$5,760

Architectural Glass
Comparison of Fiscal 2025 to Fiscal 2024
•Net sales were $322.2 million, compared to $378.4 million. The decrease in net sales was primarily driven by lower volume due to lower end-market demand and the impact of one less week of net sales in the current year, partially offset by improved pricing.

•Operating income decreased to $59.3 million, or 18.4% of net sales, compared to $68.0 million, or 18.0% of net sales. The improvement in operating margin was primarily driven by improved pricing, improved productivity, and lower quality-related costs, partially offset by the unfavorable sales leverage impact of lower volume.

Performance Surfaces
Comparison of Fiscal 2025 to Fiscal 2024
•Net sales were $122.1 million, compared to $99.2 million. The increase in net sales was primarily driven by $32.0 million of inorganic sales from UW Solutions, partially offset by lower volume in the retail channel and the impact of one less week of net sales in the current year.

•Operating income was $19.6 million, or 16.1% of net sales, compared to $24.2 million, or 24.4% of net sales. The decline in operating margin was primarily driven by $4.5 million in acquisition-related costs and the sales leverage impact of lower organic volume.

Corporate and Other
Comparison of Fiscal 2025 to Fiscal 2024

•Corporate and Other expense was $33.3 million, compared to $35.1 million. The decrease was primarily due to lower insurance-related costs, lower incentive compensation expense, and lower restructuring costs, partially offset by $9.4 million of expense related to an arbitration award, and $5.8 million in acquisition-related costs.

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

Architectural Services
As of fiscal 2025 year-end, backlog in the Architectural Services Segment was $720.3 million, compared to $807.8 million at the end of the prior year.

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
•Adjusted EBITDA and adjusted EBITDA margin metrics provide useful information to investors and analysts about our core operating performance.
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

Reconciliation of Non-GAAP Financial Measures
Adjusted Operating Income and Adjusted Operating Margin
(Unaudited)
	Year Ended March 1, 2025 (52 weeks)
(In thousands, except percentages)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and other	Consolidated
Operating income	$42,466	$30,046	$59,274	$19,611	$(33,287)	$118,110
Acquisition-related costs (1)
Transaction	—	—	—	—	4,424	4,424
Integration	—	—	—	706	1,349	2,055
Backlog amortization	—	—	—	2,340	—	2,340
Inventory step-up	—	—	—	1,483	—	1,483
Total Acquisition-related costs	—	—	—	4,529	5,773	10,302
Restructuring costs (2)	4,024	(489)	—	—	788	4,323
Impairment expense (3)	7,634	—	—	—	—	7,634
Arbitration award expense (4)	—	—	—	—	9,393	9,393
Adjusted operating income	$54,124	$29,557	$59,274	$24,140	$(17,333)	$149,762

Operating margin	8.1%	7.2%	18.4%	16.1%	N/M	8.7%
Acquisition-related costs (1)
Transaction	—%	—%	—%	—%	N/M	0.3%
Integration	—%	—%	—%	0.6%	N/M	0.2%
Backlog amortization	—%	—%	—%	1.9%	N/M	0.2%
Inventory step-up	—%	—%	—%	1.2%	N/M	0.1%
Total Acquisition-related costs	—	—	—	3.7%	N/M	0.8%
Restructuring costs (2)	0.8%	(0.1)%	—%	—%	N/M	0.3%
Impairment expense (3)	1.5%	—%	—%	—%	N/M	0.6%
Arbitration award expense (4)	—%	—%	—%	—%	N/M	0.7%
Adjusted operating margin	10.3%	7.0%	18.4%	19.8%	N/M	11.0%

	Year Ended March 2, 2024 (53 weeks)
	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and other	Consolidated
Operating income	$64,833	$11,840	$68,046	$24,233	$(35,119)	$133,833
Restructuring costs (2)	5,970	2,526	—	—	3,907	12,403
Adjusted operating income	$70,803	$14,366	$68,046	$24,233	$(31,212)	$146,236

Operating margin	10.8%	3.1%	18.0%	24.4%	N/M	9.4%
Restructuring costs (2)	1.0%	0.7%	—%	—%	N/M	0.9%
Adjusted operating margin	11.8%	3.8%	18.0%	24.4%	N/M	10.3%

(1)
Acquisition-related costs include:
•Transaction costs related to the UW Solutions acquisition.
•Integration costs related to one-time expenses incurred to integrate the UW Solutions acquisition.
•Backlog amortization is related the value attributed to contracting the backlog purchased in the UW Solutions acquisition. These costs were amortized in SG&A over the period that the contracted backlog was shipped.
•Inventory step-up is related to the incremental cost to value inventory acquired as part of the UW Solutions acquisition at fair value. These costs were expensed to cost of goods sold over the period the inventory was sold.

(2)
Restructuring charges related to Project Fortify, including $1.1 million of employee termination costs and $3.2 million of other costs incurred in fiscal 2025. Restructuring charges related to Project Fortify, including $6.2 million of asset impairment charges, $5.9 million of employee termination costs and $0.3 million of other costs incurred in fiscal 2024.

(3)	Impairment expense for intangible assets in the Architectural Metals Segment.
(4)	Expense related to an arbitration award which represent the impact of the award amount net of existing reserves and estimated insurance proceeds.

Reconciliation of Non-GAAP Financial Measures
Adjusted Net Earnings and Adjusted Diluted Earnings Per Share
(Unaudited)
			Diluted per share amounts
	Year Ended		Year Ended
	March 1, 2025	March 2, 2024	March 1, 2025	March 2, 2024
(In thousands, except per share amounts)	(52 weeks)	(53 weeks)	(52 weeks)	(53 weeks)
Net earnings	$85,052	$99,613	$3.89	$4.51
Acquisition-related costs (1)
Transaction	4,424	—	0.20	—
Integration	2,055	—	0.09	—
Backlog amortization	2,340	—	0.11	—
Inventory step-up	1,483	—	0.07	—
Total Acquisition-related costs	10,302	—	0.47	—
Restructuring costs (2)	4,323	12,403	0.20	0.56
Impairment expense (3)	7,634	—	0.35	—
Arbitration award expense (4)	9,393	—	0.43	—
NMTC Settlement Gain (5)	—	(4,687)	—	(0.21)
Income tax impact on above adjustments (6)	(7,832)	(1,890)	(0.36)	(0.09)
Adjusted net earnings	$108,872	$105,439	$4.97	$4.77

Shares outstanding for EPS			21,891	22,091

(1)
Acquisition-related costs include:
•Transaction costs related to the UW Solutions acquisition.
•Integration costs related to one-time expenses incurred to integrate the UW Solutions acquisition.
•Backlog amortization is related the value attributed to contracting the backlog purchased in the UW Solutions acquisition. These costs were amortized in SG&A over the period that the contracted backlog was shipped.
•Inventory step-up is related to the incremental cost to value inventory acquired as part of the UW Solutions acquisition at fair value. These costs were expensed to cost of goods sold over the period the inventory was sold.

(2)
Restructuring charges related to Project Fortify, including $1.1 million of employee termination costs and $3.2 million of other costs incurred in fiscal 2025. Restructuring charges related to Project Fortify, including $6.2 million of asset impairment charges, $5.9 million of employee termination costs and $0.3 million of other costs incurred in fiscal 2024.

(3)	Impairment expense for intangible assets in the Architectural Metals Segment.
(4)	Expense related to an arbitration award which represent the impact of the award amount net of existing reserves and estimated insurance proceeds.
(5)	Realization of a New Markets Tax Credit (NMTC) benefit during the second quarter of fiscal 2024, which was recorded in other (income) expense, net.
(6)	Income tax impact reflects the estimated tax rate for the jurisdictions in which the charge or income occurred.

Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin (Earnings before interest, taxes, depreciation and amortization)
(Unaudited)

	Year Ended
	March 1, 2025	March 2, 2024
(In thousands)	(52 weeks)	(53 weeks)
Net earnings	$85,052	$99,613
Income tax expense	27,522	29,640
Interest expense, net	6,159	6,669
Depreciation and amortization	44,608	41,588
EBITDA	$163,341	$177,510
Acquisition-related costs (1)
Transaction	4,424	—
Integration	2,055	—
Inventory step-up	1,483	—
Total acquisition-related costs	7,962	—
Restructuring costs (2)	4,323	12,403
Impairment expense (3)	7,634	—
Arbitration award expense (4)	9,393	—
NMTC settlement gain (5)	—	(4,687)
Adjusted EBITDA	$192,653	$185,226
Adjusted EBITDA Margin	14.2%	13.1%

(1)
Acquisition-related costs include:
•Transaction costs related to the UW Solutions acquisition.
•Integration costs related to one-time expenses incurred to integrate the UW Solutions acquisition.
•Inventory step-up is related to the incremental cost to value inventory acquired as part of the UW Solutions acquisition at fair value. These costs were expensed to cost of goods sold over the period the inventory was sold.

(2)
Restructuring charges related to Project Fortify, including $1.1 million of employee termination costs and $3.2 million of other costs incurred in fiscal 2025. Restructuring charges related to Project Fortify, including $6.2 million of asset impairment charges, $5.9 million of employee termination costs and $0.3 million of other costs incurred in fiscal 2024.

(3)	Impairment expense for intangible assets in the Architectural Metals Segment.
(4)	Expense related to an arbitration award which represent the impact of the award amount net of existing reserves and estimated insurance proceeds.
(5)	Realization of a New Markets Tax Credit (NMTC) benefit during the second quarter of fiscal 2024, which was recorded in other income (expense), net.

Reconciliation of Non-GAAP Financial Measures
Adjusted Return on Invested Capital Reconciliation
(Unaudited)
	Year Ended
	March 1, 2025	March 2, 2024
(In thousands, except percentages)	(52 weeks)	(53 weeks)
Net earnings	$85,052	$99,613
Interest expense, net (after tax)	4,619	5,002
Other income, net (after tax)	(467)	(1,567)
Net operating income after taxes	89,204	103,048
Adjustments:
Acquisition-related costs (1)	10,302	—
Restructuring costs (2)	4,323	12,403
Impairment expense (3)	7,634	—
Arbitration award expense (4)	9,393	—
Total adjustments	$31,652	$12,403
Income tax impact on adjustments (5)	7,832	3,101
Adjusted net operating income after taxes	$113,024	$112,350

Average invested capital (6)	$757,178	$668,555

Return on invested capital (ROIC) (7)	11.8%	15.4%
Adjusted ROIC (8)	14.9%	16.8%

(1)
Acquisition-related costs include:
•Transaction costs related to the UW Solutions acquisition.
•Integration costs related to one-time expenses incurred to integrate the UW Solutions acquisition.
•Backlog amortization is related the value attributed to contracting the backlog purchased in the UW Solutions acquisition. These costs were amortized in SG&A over the period that the contracted backlog was shipped.
•Inventory step-up is related to the incremental cost to value inventory acquired as part of the UW Solutions acquisition at fair value. These costs were expensed to cost of goods sold over the period the inventory was sold.

(2)
Restructuring charges related to Project Fortify, including $1.1 million of employee termination costs and $3.2 million of other costs incurred in fiscal 2025. Restructuring charges related to Project Fortify, including $6.2 million of asset impairment charges, $5.9 million of employee termination costs and $0.3 million of other costs incurred in fiscal 2024.

(3)	Impairment expense for intangible assets in the Architectural Metals Segment.
(4)	Expense related to an arbitration award which represent the impact of the award amount net of existing reserves and estimated insurance proceeds.
(5)	Income tax impact reflects the estimated tax rate for the jurisdictions in which the charge or income occurred.
(6)	Average invested capital represents a trailing five quarter average of total assets less average current liabilities (excluding current portion long-term debt).
(7)	ROIC is calculated by dividing net operating income after taxes by average invested capital.
(8)	Adjusted ROIC is calculated by dividing adjusted net operating income after taxes by average invested capital.

Liquidity and Capital Resources
We rely on cash provided by operations for our material cash requirements, including working capital needs, capital expenditures, satisfaction of contractual commitments (including principal and interest payments on our outstanding indebtedness) and shareholder return through dividend payments and share repurchases.

Operating Activities. Net cash provided by operating activities was $125.2 million, compared to $204.2 million. The decrease in net cash provided by operating activities was primarily driven by cash used for working capital.

Investing Activities. Net cash used by investing activities was $265.9 million, compared to $43.7 million. The increase in net cash used by investing activities was primarily related to $232.2 million of cash used for the acquisition of UW Solutions.

Financing Activities. Net cash provided by financing activities was $146.0 million, compared to $144.6 million of net cash used by financing activities. The increase in net cash provided by financing activities was primarily driven by the proceeds of

$250.0 million from the delayed draw term loan utilized to finance the UW Solutions acquisition. We returned $67.1 million of cash to shareholders through share repurchases and dividends, compared to $33.0 million in the prior year.

Additional Liquidity Considerations. We periodically evaluate our liquidity requirements, cash needs and availability of debt resources relative to acquisition plans, significant capital plans, and other working capital needs.

On July 19, 2024, we entered into a Credit Agreement (the Credit Agreement) with Bank of America, N.A., as administrative agent, and other lenders. The Credit Agreement provides for an unsecured senior credit facility in an aggregate principal amount of up to $700.0 million, in which commitments were made through a $450.0 million, five-year revolving credit facility and a committed $250.0 million delayed draw term loan facility. Borrowings under the revolving credit facility can be in Canadian dollars (CAD) limited to $25.0 million USD. The term loan facility may be utilized in up to two draw downs, which are available to be made within one year after the closing date. The senior credit facility has a term of five years with a maturity date of July 19, 2029.

The Credit Agreement replaces the previous revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and other lenders, with maximum borrowings up to $385.0 million, and the two Canadian credit facilities with Bank of Montreal totaling $25.0 million USD.

As a result of the execution of the Credit Agreement, in fiscal 2025, we recognized a loss, within interest expense of $0.5 million for the write-off of unamortized financing fees related to the previous revolving credit facility. Additionally, we capitalized $3.0 million of lender fees and $0.8 million of third-party fees incurred in connection with the Credit Agreement, which were recorded as other non-current assets and will be amortized over the term of the Credit Agreement as interest expense.

The Credit Agreement contains two maintenance financial covenants that require our Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than 3.50 and our Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to exceed 3.00. At March 1, 2025, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

The Credit Agreement also contains an acquisition "holiday." In the event we make an acquisition for which the purchase price is greater than $75 million, we can elect to increase the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to 4.00 for a period of four consecutive fiscal quarters, commencing with the fiscal quarter in which a qualifying acquisition occurs. No more than two acquisition holidays can occur during the term of the Credit Agreement, and at least two fiscal quarters must separate qualifying acquisitions.

Borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term Secured Overnight Financing Rate (SOFR), or, for CAD borrowings, Canadian Overnight Repo Rate Average (CORRA) plus a margin based on the Consolidated Leverage Ratio (as defined in the Credit Agreement). For Base Rate borrowings, the margin ranges from 0.25% to 0.75%. For Term SOFR and CORRA borrowings, the margin ranges from 1.25% to 1.75%, with an incremental Term SOFR and CORRA adjustment of 0.10% and 0.29547%.

The Credit Agreement also contains an "accordion" provision. Under this provision, we can request that the senior credit facility be increased unlimited additional amounts. Any lender may elect or decline to participate in the requested increase at their sole discretion.

On November 4, 2024, as part of the acquisition of UW Solutions, and for working capital and general corporate purposes, we executed a drawdown against the delayed draw term loan facility for $250.0 million.

Outstanding borrowings under the term loan facility were $215.0 million as of March 1, 2025. Outstanding borrowings under the revolving credit facility were $70.0 million as of March 1, 2025. Outstanding borrowings under the previous revolving credit facility were $50.0 million as of March 2, 2024. We had no outstanding borrowings under the Canadian facilities as of March 2, 2024.

At March 2, 2024, debt included $12.0 million of industrial revenue bonds. We had no outstanding industrial revenue bonds as of March 1, 2025 as in the fourth quarter of fiscal 2025 we paid the remaining balance of these bonds, including principal and interest outstanding, without penalty.

At March 1, 2025, we had a total of $15.0 million of ongoing letters of credit that expire in fiscal year 2026 and reduce borrowing capacity under the revolving credit facility. As of March 1, 2025, the amount available for revolving borrowings was $365.0 million.

We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Future payments for such leases, excluding leases with initial terms of one year or less, were $76.9 million at March 1, 2025, with $17.7 million payable within the next 12 months. See Note 8 for further detail surrounding our lease obligations and the timing of expected future payments.

As of March 1, 2025, we had $10.2 million of open purchase obligations, of which payments totaling $7.3 million are expected to become due within the next 12 months. These purchase obligations primarily relate to raw material commitments.

We expect to make contributions of approximately $0.4 million to our defined-benefit pension plans in fiscal 2026, which will equal or exceed our minimum funding requirements.

As of March 1, 2025, we had reserves of $6.0 million and $0.1 million for long-term unrecognized tax benefits and environmental liabilities, respectively. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At March 1, 2025, $394.1 million of our backlog was bonded by performance bonds with a face value of $1.2 billion. These bonds have expiration dates that align with completion of the purchase order or contract. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

Recently Issued Accounting Pronouncements
See Note 1 for information pertaining to recently issued accounting pronouncements, incorporated herein by reference.

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

Revenue recognition
We generate revenue from the design, engineering and fabrication of architectural glass, curtainwall, window, storefront and entrance systems, and from installing those products on non-residential buildings. We also manufacture value-added glass, acrylic, and industrial flooring products. Due to the diverse nature of our operations and various types of contracts with customers, we have businesses that recognize revenue over time and businesses that recognize revenue at a point in time. We believe the most significant areas of estimation and judgment are related to our businesses that recognize revenue using the over-time input method.

Approximately 36% of our total revenue in fiscal 2025 was from longer-term, fixed-price contracts, of which the longer term and most significant contracts are in our Architectural Services Segment. The contracts for this business have a single, bundled performance obligation, as this business generally provides interrelated products and services and integrate these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. We measure progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract, and record that proportion of the total contract price as revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations.

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

Due to the significant judgments utilized in our revenue recognition on long-term contracts, if subsequent actual results and/or updated assumptions, estimates, or projections were to change from those utilized at March 1, 2025, our results of operations in the future could be materially impacted.

Impairment of goodwill and indefinite-lived intangible assets
Goodwill
We evaluate goodwill for impairment annually on the first day in our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. A reporting unit is an operating segment, or a component of an operating segment, for which discrete financial information is available and is reviewed by segment management on a regular basis. The reporting units for our fiscal

2025 annual impairment test align with our Architectural Metals, Architectural Services, and Architectural Glass reporting segments. The Performance Surfaces reporting segment consists of the Tru Vue and UW Solutions reporting units.

For our fiscal 2025 annual impairment test, we elected to bypass the qualitative assessment process and proceed directly to comparing the fair value of each of our reporting units to carrying value, including goodwill. If fair value exceeds the carrying value, goodwill impairment is not indicated. If the carrying amount of a reporting unit is higher than its estimated fair value, the excess is recognized as an impairment expense.

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

Based on these analyses, estimated fair value exceeded carrying value at all of our reporting units. The discounted cash flow projections used in these analyses are dependent upon achieving forecasted levels of revenue and profitability. If revenue or profitability were to fall below forecasted levels, or if market conditions were to decline in a material or sustained manner, impairment could be indicated at our reporting units and we could incur non-cash impairment expense that would negatively impact our net earnings. For example, keeping all other assumptions constant, a 100 basis point increase in the weighted average cost of capital would cause the estimated fair values of our reporting units to decrease in the range of $13 million to $60 million. In addition, keeping all other assumptions constant, a 100 basis point reduction in the long-term growth rate would cause the estimated fair values of our reporting units to decrease in the range of $14 million to $31 million. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units, the decreases in estimated fair values described above would not have significantly impacted the results of our impairment tests.

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

For our fiscal 2025 annual impairment test, we bypassed a qualitative assessment and performed a quantitative impairment test to compare the fair value of each indefinite-lived intangible asset with its carrying value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment expense is recognized in an amount equal to that excess. If an impairment expense is recognized, the adjusted carrying amount becomes the asset's new accounting basis.

Fair value is measured using the relief-from-royalty method. This method assumes the trade name or trademark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from the asset. This method requires estimation of future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. The assessment of fair value involves significant judgment and projections about future performance. In the fair value analysis, we assumed a discount rate of 12.5%, a royalty rate of 1.5%, and long-term growth rates ranging from 0.0% to 1.5%. Based on our annual analysis, the carrying amount for certain of our trade names exceeded the fair value, indicating impairment of $7.6 million.

We continue to conclude that the useful lives of our remaining indefinite-lived intangible assets are appropriate. If future revenue were to fall below forecasted levels or if market conditions were to decline in a material or sustained manner, impairment could be indicated on these indefinite-lived intangible assets.

Reserves for disputes and claims regarding product liability, warranties and other project-related contingencies
We are subject to claims associated with our products and services, principally as a result of disputes with our customers involving the performance or aesthetics of our products, some of which may be covered under our warranty policies. We have in the past and are currently subject to product liability and warranty claims, including certain legal claims related to a commercial sealant product formerly incorporated into our products. We also are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services Segment and certain of our Architectural Metals businesses. The time period from when a claim is asserted to when it is resolved, either by negotiation, settlement or litigation, can be several years. While we maintain various types of product liability insurance, the insurance policies include significant self-retention of risk in the form of policy deductibles. In addition, certain claims could be determined to be uninsured. We also actively manage the risk of these exposures through contract negotiations and proactive project management.

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

Interest Rate Risk
A rise in interest rates could negatively affect the fair value of our fixed income investments, while serving to provide greater long-term return potential on these investments. To manage our direct risk from changes in market interest rates, we actively monitor the interest-sensitive components of our balance sheet, primarily available-for-sale securities, fixed income securities and debt obligations, and maintain a diversified portfolio in order to minimize the impact of changes in interest rates on net earnings and cash flow. We do not hold any financial instruments for trading purposes. We also hedge a portion of the floating interest rate on our long-term line of credit through two floating-to-fixed interest rate swaps.

The primary measure of interest rate risk is the simulation of net income under different interest rate environments. If interest rates were to increase or decrease over the next 12 months by 200 basis points, net earnings would be impacted by approximately $0.6 million. Our debt exceeded investments at March 1, 2025, so as interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.

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

We have operations in Canada, Brazil, Belgium, and Australia which primarily transact business in local currencies. We manage these operating activities locally. Revenues, costs, assets and liabilities of these operations are generally denominated in local currencies, thereby mitigating some of the risk associated with changes in foreign exchange rates. However, our consolidated financial results are reported in U.S. dollars. Thus, changes in exchange rates between the Canadian dollar, Brazilian Real, Euro, and Australian dollar versus the U.S. dollar, will impact our reported financial results. From time to time, we enter into forward purchase foreign currency contracts, generally with an original maturity date of less than one year, to hedge foreign currency risk (see Note 4). Sales from our domestic operations are generally denominated in U.S. dollars.

Raw Material Pricing Risk
We are subject to market risk exposure related to volatility in the prices of aluminum and lumber, among other raw materials and supplies used in our end products. A significant amount of our cost of sales relates to materials costs. The commodities markets, which include the aluminum industry, are highly cyclical in nature. As a result, commodity costs can be volatile. Commodity costs are influenced by numerous factors beyond our control, including general economic conditions, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, tariffs, import duties and other trade restrictions.

We principally manage our exposures to the market fluctuations in the aluminum industry through forward purchase agreements. Although we have the ability to purchase aluminum from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. The prices we offer to our customers are also impacted by changes in commodity costs. We manage the alignment of the cost of our raw materials and the prices offered to customers, and attempt to pass changes to raw material costs through to our customers. To improve our management of commodity costs, we attempt to maintain inventory levels not in excess of our production requirements.

We cannot accurately calculate the pre-tax impact a one percent change in the commodity costs of aluminum and/or lumber would have on our fiscal 2025 operating results, as the change in commodity costs would both impact the cost to purchase materials and the selling prices we offer our customers. The impact to our operating results would significantly depend on the competitive environment and the costs of other alternative products, which could impact our ability to pass commodities costs to our customers.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of March 1, 2025, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).

On November 4, 2024, we completed our acquisition of UW Solutions. In accordance with Securities Exchange Commission guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded UW Solutions from our assessment of the effectiveness of internal control over financial reporting as of March 1, 2025. The assets and net sales revenue of UW Solutions that were excluded from our assessment constituted approximately 21.5% and 2.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 1, 2025. The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as March 1, 2025 includes all of our consolidated operations except for those disclosure controls and procedures of UW Solutions. See Note 17 for additional information regarding the UW Solutions acquisition. Based on our assessment, the Company's management believes that, as of March 1, 2025, the Company's internal control over financial reporting was effective based on those criteria.

Following this report are reports from the Company's independent registered public accounting firm, Deloitte & Touche LLP, on the Company's consolidated financial statements and on the effectiveness of the Company's internal control over financial reporting as of March 1, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Apogee Enterprises, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the "Company") as of March 1, 2025 and March 2, 2024, and the related consolidated results of operations, statements of comprehensive earnings, cash flows, and shareholders' equity, for each of the three years in the period ended March 1, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 1, 2025 and March 2, 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 1, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 24, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Net Sales — Revenue Recognition for Long-Term Contracts in the Architectural Services Segment — Refer to Notes 1, 2, and 16 to the consolidated financial statements

The Architectural Services Segment, which provides building glass and curtainwall installation services and operates under long-term, fixed-price contracts, accounted for approximately $419.9 million, or 31 percent of total net sales for the year ended March 1, 2025. The contracts for this business typically have a single, bundled performance obligation, as the business generally provides interrelated products and services and integrates these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. The Company measures progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract and recording that proportion of the total contract price as revenue.

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
•We selected a sample of long-term contracts from the contract portfolio and performed the following procedures:
◦Evaluated whether the long-term contracts were properly included in management’s calculation of long-term contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfillment of the performance obligations.
◦Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the long-term contracts and any modifications that were agreed upon with the customers.
◦Tested management’s identification of distinct performance obligations by evaluating whether the underlying services are highly interdependent and interrelated.
◦Tested the accuracy and completeness of the costs incurred to date for the performance obligations.
◦Tested the mathematical accuracy of management’s calculation of long-term contract revenue for the performance obligation.
•Evaluated the estimates of total cost and profit for the performance obligations by:
◦Comparing costs incurred to date to the costs management estimated to be incurred to date.
◦Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s project managers and engineers, and comparing the estimates to management’s work plans, engineering specifications, and supplier contracts.

/s/ Deloitte & Touche LLP

Minneapolis, MN
April 24, 2025

We have served as the Company's auditor since fiscal 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of
Apogee Enterprises, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the “Company”) as of March 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 1, 2025, of the Company and our report dated April 24, 2025, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at UW Solutions, which was acquired on November 4, 2024, and whose financial statements constitute approximately 21.5% and 2.4% of assets and net sales revenue, respectively, of the consolidated financial statement amounts as of and for the year ended March 1, 2025. Accordingly, our audit did not include the internal control over financial reporting at UW Solutions.

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

/s/ Deloitte & Touche LLP

Minneapolis, MN
April 24, 2025

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	March 1, 2025	March 2, 2024
Assets
Current assets
Cash and cash equivalents	$41,448	$37,216
Receivables, net	185,590	173,557
Inventories, net	92,305	69,240
Contract assets	71,842	49,502
Other current assets	50,919	29,124
Total current assets	442,104	358,639
Property, plant and equipment, net	268,139	244,216
Operating lease right-of-use assets	62,314	40,221
Goodwill	235,775	129,182
Intangible assets, net	128,417	66,114
Other non-current assets	38,520	45,692
Total assets	$1,175,269	$884,064
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$98,804	$84,755
Accrued compensation and benefits	48,510	53,801
Contract liabilities	35,193	34,755
Operating lease liabilities	15,290	12,286
Other current liabilities	87,659	59,108
Total current liabilities	285,456	244,705
Long-term debt	285,000	62,000
Non-current operating lease liabilities	51,632	31,907
Non-current self-insurance reserves	30,382	30,552
Other non-current liabilities	34,901	43,875
Commitments and contingent liabilities (Note 10)
Shareholders’ equity
Junior preferred stock of $1.00 par value; authorized 200,000 shares; zero issued and outstanding	—	—
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 21,417,631 and 22,089,265 shares, respectively	7,139	7,363
Additional paid-in capital	156,075	152,818
Retained earnings	359,976	340,375
Accumulated other comprehensive loss	(35,292)	(29,531)
Total shareholders’ equity	487,898	471,025
Total liabilities and shareholders’ equity	$1,175,269	$884,064
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Year-Ended
	March 1, 2025	March 2, 2024	February 25, 2023
(In thousands, except per share data)	(52 weeks)	(53 weeks)	(52 weeks)
Net sales	$1,360,994	$1,416,942	$1,440,696
Cost of sales	1,001,101	1,049,814	1,105,423
Gross profit	359,893	367,128	335,273
Selling, general and administrative expenses	241,783	233,295	209,485
Operating income	118,110	133,833	125,788
Interest expense, net	6,159	6,669	7,660
Other (income) expense, net	(623)	(2,089)	1,507
Earnings before income taxes	112,574	129,253	116,621
Income tax expense	27,522	29,640	12,514
Net earnings	$85,052	$99,613	$104,107

Basic earnings per share	$3.91	$4.55	$4.73
Diluted earnings per share	$3.89	$4.51	$4.64
Weighted average basic shares outstanding	21,726	21,871	22,007
Weighted average diluted shares outstanding	21,891	22,091	22,416

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year-Ended
	March 1, 2025	March 2, 2024	February 25, 2023
(In thousands)	(52 weeks)	(53 weeks)	(52 weeks)
Net earnings	$85,052	$99,613	$104,107
Other comprehensive (loss) earnings:
Unrealized gain (loss) on marketable securities, net of $49, $59 and $(131) of tax expense (benefit), respectively	184	222	(492)
Unrealized loss on derivative instruments, net of $(135), $(22) and $(672) of tax benefit, respectively	(442)	(72)	(2,205)
Unrealized gain on pension obligation, net of $23, $261 and $222 of tax expense, respectively	79	857	726
Foreign currency translation adjustments	(5,582)	1,018	(3,345)
Other comprehensive (loss) earnings	(5,761)	2,025	(5,316)
Total comprehensive earnings	$79,291	$101,638	$98,791

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended
	March 1, 2025	March 2, 2024	February 25, 2023
(In thousands)	(52 weeks)	(53 weeks)	(52 weeks)
Operating Activities
Net earnings	$85,052	$99,613	$104,107
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	44,608	41,588	42,403
Share-based compensation	10,725	9,721	8,656
Deferred income taxes	3,836	(9,748)	(7,185)
Asset impairment on property, plant and equipment	—	6,195	—
Loss (gain) on disposal of property, plant and equipment	408	826	(3,815)
Impairment on intangible assets	7,634	—	—
Proceeds from New Markets Tax Credit transaction, net of deferred costs	—	—	18,390
Settlement of New Markets Tax Credit transaction	—	(4,687)	(19,523)
Non-cash lease expense	13,749	11,721	11,878
Other, net	(1,247)	4,615	5,399
Changes in operating assets and liabilities:
Receivables	(508)	23,993	(62,304)
Inventories	(5,810)	9,366	1,731
Contract assets	(22,625)	9,880	(3,380)
Accounts payable	9,595	(2,655)	(5,491)
Accrued compensation and benefits	(11,793)	2,102	(1,810)
Contract liabilities	598	6,590	20,952
Operating lease liability	(12,703)	(12,632)	(12,149)
Accrued income taxes	(5,120)	6,523	(6,976)
Other current assets and liabilities	8,763	1,143	11,813
Net cash provided by operating activities	125,162	204,154	102,696
Investing Activities
Capital expenditures	(35,593)	(43,180)	(45,177)
Proceeds from sales of property, plant and equipment	693	293	7,755
Purchases of marketable securities	(2,394)	(2,953)	—
Sales/maturities of marketable securities	3,570	2,165	9,712
Acquisition of business, net of cash acquired	(232,169)	—	—
Net cash used in investing activities	(265,893)	(43,675)	(27,710)
Financing Activities
Proceeds from revolving credit facilities	77,201	196,964	485,879
Repayment on revolving credit facilities	(57,201)	(304,817)	(327,865)
Proceeds from term loans	250,000	—	—
Repayment of debt	(47,000)	—	(151,000)
Payments of debt issuance costs	(3,798)	—	—
Repurchase of common stock	(45,364)	(11,821)	(74,312)
Dividends paid	(21,737)	(21,133)	(19,670)
Other, net	(6,052)	(3,800)	(4,055)
Net cash provided by (used in) financing activities	146,049	(144,607)	(91,023)
Effect of exchange rates on cash	(1,086)	(129)	(73)
Increase in cash, cash equivalents and restricted cash	4,232	15,743	(16,110)
Cash, cash equivalents and restricted cash at beginning of period	37,216	21,473	37,583
Cash and cash equivalents at end of period	$41,448	$37,216	$21,473
Non-cash Activity
Capital expenditures in accounts payable	$3,313	$3,588	$2,909
See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

(In thousands, except per share data)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 26, 2022	23,701	$7,901	$149,713	$254,825	$(26,240)	$386,199
Net earnings	—	—	—	104,107	—	104,107
Other comprehensive income, net of tax	—	—	—	—	(5,316)	(5,316)
Issuance of stock, net of cancellations	113	37	153	35	—	225
Share-based compensation	—	—	8,656	—	—	8,656
Exercise of stock options	36	12	(954)	—	—	(942)
Share repurchases	(1,571)	(524)	(10,350)	(63,438)	—	(74,312)
Other share retirements	(55)	(18)	(402)	(2,119)	—	(2,539)
Cash dividends ($0.9000 per share)	—	—	—	(19,670)	—	(19,670)
Balance at February 25, 2023	22,224	$7,408	$146,816	$273,740	$(31,556)	$396,408
Net earnings	—	—	—	99,613	—	99,613
Other comprehensive income, net of tax	—	—	—	—	2,025	2,025
Issuance of stock, net of cancellations	171	58	(150)	(40)	—	(132)
Share-based compensation	—	—	9,721	—	—	9,721
Exercise of stock options	25	8	(840)	—	—	(832)
Share repurchases	(280)	(93)	(1,989)	(9,739)	—	(11,821)
Other share retirements	(51)	(18)	(740)	(2,066)	—	(2,824)
Cash dividends ($0.9700 per share)	—	—	—	(21,133)	—	(21,133)
Balance at March 2, 2024	22,089	$7,363	$152,818	$340,375	$(29,531)	$471,025
Net earnings	—	—	—	85,052	—	85,052
Other comprehensive income, net of tax	—	—	—	—	(5,761)	(5,761)
Issuance of stock, net of cancellations	214	71	(312)	241	—	—
Share-based compensation	—	—	10,725	—	—	10,725
Share repurchases	(787)	(263)	(6,415)	(38,686)	—	(45,364)
Other share retirements	(98)	(32)	(741)	(5,269)	—	(6,042)
Cash dividends ($1.0100 per share)	—	—	—	(21,737)	—	(21,737)
Balance at March 1, 2025	21,418	$7,139	$156,075	$359,976	$(35,292)	$487,898
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

Fiscal year
Our fiscal year ends on the Saturday closest to the last day of February. Fiscal 2025 and fiscal 2023 each consisted of 52 weeks, while fiscal 2024 consisted of 53 weeks.

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

Marketable securities
To the extent the amortized cost basis of the available-for-sale securities exceeds the fair value, we assess the debt securities for credit loss. When assessing the risk of credit loss, we consider factors such as the severity and the reason of the decline in value, including any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security, and management's intended holding period and time horizon for selling. During fiscal 2025, 2024, and 2023, the Company did not recognize any credit losses related to its available-for-sale securities. Further, as of March 1, 2025 and March 2, 2024, the Company did not record an allowance for credit losses related to its available-for-sale securities. Marketable securities are included in other current and non-current assets on the consolidated balance sheets and gross realized gains and losses are included in other (income) expense, net in our consolidated results of operations.

Inventories
Inventories, which consist primarily of purchased glass and aluminum, are valued at lower of cost or net realizable value using the first-in, first-out (FIFO) method.

Property, plant and equipment
Property, plant and equipment (PP&E) is recorded at cost. Significant improvements and renewals that extend the useful life of the asset are capitalized. Repairs and maintenance items are generally charged to expense when incurred. When an asset is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in selling, general and administrative expenses. Long-lived assets to be held and used, such as PP&E, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Depreciation is computed on a straight-line basis, based on estimated useful lives of 10 to 45 years for buildings and improvements; 3 to 15 years for machinery and equipment; and 3 to 10 years for computer and office equipment and furniture.

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

During the third quarter of fiscal 2025, we acquired UW Interco, LLC (UW Solutions). As a result, we reassessed our reporting units. The reporting units for our fiscal 2025 annual impairment test align with our reporting segments for Architectural Metals, Architectural Services, and Architectural Glass. The Performance Surfaces reporting segment consists of the Tru Vue and UW Solutions reporting units. No qualitative indicators of impairment were identified during the fourth quarter of fiscal 2025.

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

Fair value of indefinite-lived intangible assets is measured using the relief-from-royalty method. This method assumes the trade name or trademark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from the asset. This method requires estimation of future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. The assessment of fair value involves significant judgment and projections about future performance. Based on our annual impairment analysis and changes to our branding strategies in the fourth quarter of fiscal 2025, the carrying amount for certain of our trade names exceeded the fair value. As a result, we recorded a non-cash impairment charge of $7.6 million in the fourth quarter of fiscal 2025.

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

Derivatives and hedging activities
We are exposed to, among other risks, the impact of changes in aluminum prices, foreign currency exchange rates, and interest rates in the normal course of business. In order to manage the exposure and volatility arising from these risks, we may utilize derivative financial instruments to offset a portion of these risks. We use derivative financial instruments to hedge identified business risks, and do not hold or issue derivative financial instruments for trading purposes and are not a party to leveraged derivatives.

All derivative instruments within the scope of ASC 815, Derivatives and Hedging, are recorded as either assets or liabilities at fair value on the consolidated balance sheets. All hedging instruments that qualify for hedge accounting are designated and effective as hedges with changes recognized in other comprehensive earnings (loss). Instruments that do not qualify for hedge accounting are marked to market with changes recognized directly in net earnings. Cash flows from derivative instruments are classified in the statements of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. Refer to Note 4 for additional information.

Revenue recognition
Our accounting policy for revenue recognition follows ASC 606, Revenue from Contracts with Customers. We generate revenue from the design, engineering and fabrication of architectural glass, curtainwall, window, storefront and entrance systems, and from installing those products on non-residential buildings. We also coat and fabricate value-added glass, aluminum, acrylic and medium-density fiberboard products. Due to the diverse nature of our operations and various types of arrangements with customers, we have businesses that recognize revenue at shipment, businesses that recognize revenue following an over-time input method and businesses that recognize revenue following an over-time output method.

Approximately 42% of our fiscal 2025 revenue was recognized at the time products were shipped from our manufacturing facilities, which is when control is transferred to our customer. These businesses do not generate contract-related assets or liabilities. Variable consideration associated with these contracts and orders, generally related to early pay discounts or volume rebates, is not considered significant.

Approximately 36% of our fiscal 2025 revenue was from fixed-price contracts, following an over-time input method. The contracts for these businesses have a single, bundled performance obligation, as these businesses generally provide interrelated products and services and integrate these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. We measure progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract, and record that proportion of the total contract price as revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations.

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

The net cumulative catch-up adjustments on our longer-term contracts for changes in estimates had the following effect on the respective periods shown:

(in thousands, except earnings per share data)	Year Ended
	March 1, 2025	March 2, 2024	February 25, 2023
	(52 weeks)	(53 weeks)	(52 weeks)
Operating income	$16,307	$5,760	$13,422
Earnings per share:
Basic	$0.57	$0.20	$0.46
Diluted	$0.56	$0.20	$0.45

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

Approximately 22% of our fiscal 2025 revenue was recognized following an over-time output method based upon units produced. The customer is considered to have control over the products at the time of production, as the products are highly customized with no alternative use, and we have an enforceable right to payment for performance completed over the production period. We believe this over-time output method of recognizing revenue reasonably depicts the fulfillment of our performance obligations under our contracts. Billings still occur upon shipment. Therefore, contract assets are generated for the unbilled amounts on contracts when production is complete. Variable consideration associated with these orders, generally related to early pay discounts, is not considered significant.

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

Restructuring
Restructuring charges are recorded as a result of fundamental changes in the manner in which certain business functions are conducted, including initiatives to drive earnings and cash flow growth and to realign and simplify our business structure. These charges primarily consist of employee severance benefits, asset impairments on property, plant and equipment and operating lease assets and termination penalties for facility closures and consolidations. We record restructuring accruals when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. To the extent our assumptions and estimates differ from our actual costs, subsequent adjustments to restructuring accruals have been, and will be, required. Restructuring accruals for severance-related costs are included in accrued compensation and related benefits and accruals for remaining obligations and termination penalties are included in other current liabilities in our consolidated balance sheets. Refer to Note 18 for additional information.

Research and development
Research and development activities include the development of new products, the modification of existing product designs, and research related to process improvements. Our research and development expenses were $29.0 million, $30.3 million and $25.5 million for fiscal 2025, 2024 and 2023, respectively. These costs are expensed as incurred.

Advertising
Advertising costs are expensed as incurred within selling, general and administrative expenses, and were $1.0 million in fiscal 2025, $1.3 million in fiscal 2024, and $1.2 million in fiscal 2023.

Income taxes
The Company recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Refer to Note 14 for additional information.

Subsequent events
We have evaluated subsequent events for potential recognition and disclosure through the date of this filing and determined that an arbitration award (refer to Note 10) is a subsequent event that required recognition and disclosure in our fiscal 2025 consolidated financial statements and that the announcement of the extension of our restructuring program, Project Fortify Phase 2, (refer to Note 18) required disclosure in the consolidated financial statements. There were no other events that required recognition or disclosure.

Adoption of new accounting standards
In the fourth quarter of fiscal 2025, we adopted the guidance in ASU 2023-07, Improvements to Reportable Segment Disclosures, which expands the required disclosure for reportable segments. This guidance requires entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all segment disclosures which are currently required annually. This ASU additionally requires entities to disclose the title and position of the individual or the name of the group or committee identified as its chief operating decision-maker.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This guidance requires entities to disclose more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions such as cost of sales and selling, general and administrative expenses. Such guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, although early adoption is permitted. This guidance should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. While the adoption of this ASU will not have an impact on our financial position and/or results of operations, we are currently evaluating the impact this ASU may have on our consolidated financial statement disclosures, including the processes and controls around the collection of this information.

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 16 for disclosure of revenue by segment):

(In thousands)	2025	2024	2023
Recognized at shipment	$571,140	$596,270	$649,792
Recognized over time (input method)	495,562	483,109	514,826
Recognized over time (output method)	294,292	337,563	276,078
Total	$1,360,994	$1,416,942	$1,440,696

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

(In thousands)	March 1, 2025	March 2, 2024
Trade accounts	$117,533	$115,061
Construction contracts	70,724	61,879
Total receivables	188,257	176,940
Less: allowance for credit losses	2,667	3,383
Receivables, net	$185,590	$173,557

The following table summarizes the activity in the allowance for credit losses:

(In thousands)	2025	2024
Beginning balance	$3,383	$1,796
(Credits) charges against costs and expenses	(1,376)	2,473
Deductions from allowance, net of recoveries	(122)	(901)
Allowance for credit losses from acquisitions	853	—
Other adjustments	(71)	15
Ending balance	$2,667	$3,383

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

(In thousands)	March 1, 2025	March 2, 2024
Contract assets	$71,842	$49,502
Contract liabilities	35,193	34,755

The change in contract assets and contract liabilities was due to timing of project activity from businesses that operate under long-term contracts.

Other contract-related disclosures

(In thousands)	2025	2024
Revenue recognized related to contract liabilities from prior year-end	$30,785	$25,342
Revenue recognized related to prior satisfaction of performance obligations	16,202	9,257

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that time frame. Generally, these contracts are found in our businesses that typically operate with long-term contracts, which recognize revenue over time. The transaction price associated with unsatisfied performance obligations at March 1, 2025 are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	2025
Within one year	$555,900
More than one but less than two years	238,754
Beyond two years	81,331
Total	$875,985

3.Supplemental Balance Sheet Information

Inventories

(In thousands)	March 1, 2025	March 2, 2024
Raw materials	$36,804	$31,363
Work-in-process	15,554	12,291
Finished goods	39,947	25,586
Total inventories, net	$92,305	$69,240

Other current liabilities

(In thousands)	March 1, 2025	March 2, 2024
Arbitration award payable	$20,182	$—
Accrued self-insurance reserves	18,240	17,592
Warranties and backcharges	17,557	18,874
Deferred benefit from New Markets Tax Credit transactions	9,250	—
Income and other taxes	5,813	7,202
Other	16,617	15,440
Total other current liabilities	$87,659	$59,108

Other non-current liabilities

(In thousands)	March 1, 2025	March 2, 2024
Deferred warranty revenue	$10,154	$10,274
Deferred compensation plan	5,590	5,938
Retirement plan obligations	4,640	4,769
Deferred tax liabilities	1,256	1,456
Deferred benefit from New Markets Tax Credit transactions	—	9,250
Other	13,261	12,188
Total other non-current liabilities	$34,901	$43,875

4.Financial Instruments

Marketable Securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 1, 2025	$10,148	$33	$222	$9,959
March 2, 2024	11,327	15	437	10,905

Prism insures a portion of our general liability, workers' compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, for the purpose of providing collateral for Prism's obligations under the reinsurance agreements.

The amortized cost and estimated fair values of our municipal and corporate bonds at March 1, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty. Investments that are due within one year are included in other current assets while those due after one year are included as other non-current assets. Gross realized gains and losses were insignificant for all periods presented.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$4,829	$4,798
Due after one year through five years	5,319	5,161
Total	$10,148	$9,959

Derivative instruments
We may use interest rate swaps, currency put options, forward purchase contracts, or other instruments to manage risks generally associated with foreign exchange rate, interest rate and commodity price fluctuations. The information that follows explains the various types of derivatives and financial instruments used, how such instruments are accounted for, and how such instruments impact our financial position and performance.

In fiscal 2020, we entered into an interest rate swap with a notional value of $30 million with an expiration date of February 5, 2026, to hedge a portion of our exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility.

In fiscal 2025, we entered into an interest rate swap with a notional value of $75 million with an expiration date of January 5, 2027, to hedge a portion of our exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility.

We periodically enter into forward purchase contracts to manage the risk associated with fluctuations in foreign currency rates (primarily related to the Canadian dollar and Euro) and aluminum prices, generally with an original maturity date of less than one year. As of March 1, 2025, we held foreign exchange option contracts with U.S. dollar notional values of $1.5 million.

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

Financial assets and liabilities measured at fair value on a recurring basis were:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
March 1, 2025
Assets:
Money market funds	$20,758	$—	$20,758
Municipal bonds	—	9,959	9,959
Foreign currency option contract	—	29	29
Interest rate swap contracts	—	539	539
Liabilities:
Interest rate swap contracts	—	540	540
March 2, 2024
Assets:
Money market funds	$26,529	$—	$26,529
Municipal bonds	—	10,905	10,905
Foreign currency option contracts	—	3	3
Interest rate swap contracts	—	1,292	1,292
Liabilities:
Aluminum hedging contracts	—	529	529

Money market funds
Fair value of money market funds was determined based on quoted prices for identical assets in active markets. These assets are included within cash and cash equivalents on our consolidated balance sheets.

Municipal bonds
Municipal bonds were measured at fair value based on market prices from recent trades of similar securities and are classified within our consolidated balance sheets as other current or other non-current assets based on maturity date.

Derivative instruments
The interest rate swaps are measured at fair value using other observable market inputs, based off benchmark interest rates. Forward foreign exchange and forward purchase aluminum contracts are measured at fair value using other observable market inputs, such as quotations on forward foreign exchange points, foreign currency exchange rates and forward purchase aluminum prices. Derivative positions are primarily valued using standard calculations and models that use as their basis readily observable market parameters. Industry standard data providers are our primary source for forward and spot rate information for interest and currency rates and aluminum prices.

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

5.Property, Plant and Equipment

(In thousands)	March 1, 2025	March 2, 2024
Land	$3,460	$3,637
Buildings and improvements	195,205	189,675
Machinery and equipment	428,015	391,236
Computer and office equipment and furniture	61,926	62,586
Construction in progress	49,013	42,099
Total property, plant and equipment	737,619	689,233
Less: accumulated depreciation	469,480	445,017
Net property, plant and equipment	$268,139	$244,216

Depreciation expense was $35.7 million, $37.6 million, and $38.2 million in fiscal 2025, 2024, and 2023, respectively.

6.    Goodwill and Other Intangible Assets

Goodwill
Refer to Note 1 for a description of the Accounting Policy related to Goodwill. Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses. We evaluate goodwill for impairment annually as of the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable, as described in Note 1. Based on the impairment analysis performed in the fourth quarter, estimated fair value was in excess of carrying value at all of our reporting units.

The carrying amount of goodwill attributable to each reportable segment was:

(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Total
Balance at February 25, 2023	$90,137	$3,031	$25,301	$10,557	$129,026
Foreign currency translation	49	7	100	—	156
Balance at March 2, 2024	90,186	3,038	25,401	10,557	129,182
Goodwill acquired	—	—	—	107,826	107,826
Foreign currency translation	(852)	(117)	(264)	—	(1,233)
Balance at March 1, 2025	$89,334	$2,921	$25,137	$118,383	$235,775

Intangible assets
Indefinite-lived intangible assets
We have intangible assets for certain acquired trade names and trademarks which are determined to have indefinite useful lives. We test indefinite-lived intangible assets for impairment annually at the same measurement date as goodwill, the first day of our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired as described in Note 1. Based on our annual analysis and changes to our strategic branding in the 4th quarter of fiscal 2025, we recorded impairment expense of $7.6 million related to trademarks within Selling, general and administrative expenses (SG&A) in the Architectural Metals Segment.

Definite-lived intangible assets
Long-lived assets or asset groups, including intangible assets subject to amortization and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of those assets may not be recoverable, as described in Note 1.

In fiscal 2025, $79.7 million of intangible assets were acquired as part of the UW Interco, LLC (UW Solutions) acquisition. The gross carrying amount of our intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Foreign Currency Translation	Net
March 1, 2025
Definite-lived intangible assets:
Customer relationships	$134,402	$(56,193)	$—	$(2,655)	$75,554
Other intangibles	66,832	(31,768)	—	(1,197)	33,867
Total	201,234	(87,961)	—	(3,852)	109,421
Indefinite-lived intangible assets:
Trademarks	26,865	—	(7,634)	(235)	18,996
Total intangible assets	$228,099	$(87,961)	$(7,634)	$(4,087)	$128,417
March 2, 2024
Definite-lived intangible assets:
Customer relationships	$86,798	$(53,200)	$—	$246	$33,844
Other intangibles	37,505	(32,250)	—	150	5,405
Total	124,303	(85,450)	—	396	39,249
Indefinite-lived intangible assets:
Trademarks	26,851	—	—	14	26,865
Total intangible assets	$151,154	$(85,450)	$—	$410	$66,114

Amortization expense on finite-lived intangible assets was $8.9 million, $4.9 million and $4.2 million in fiscal 2025, 2024 and 2023, respectively. All amortization expense is included within selling, general and administrative expenses. Estimated future amortization expense for finite-lived intangible assets is:

(In thousands)	2026	2027	2028	2029	2030
Estimated amortization expense	$5,236	$5,236	$5,184	$4,968	$4,928

7.    Debt

On July 19, 2024, we entered into a Credit Agreement (the Credit Agreement) with Bank of America, N.A., as administrative agent, and other lenders. The Credit Agreement provides for an unsecured senior credit facility in an aggregate principal amount of up to $700.0 million, in which commitments were made through a $450.0 million, five-year revolving credit facility and a committed $250.0 million delayed draw term loan facility. Borrowings under the revolving credit facility can be in Canadian dollars (CAD) limited to $25.0 million USD. The term loan facility may be utilized in up to two draw downs, which are available to be made within one year after the closing date. The senior credit facility has a term of five years with a maturity date of July 19, 2029.

The Credit Agreement replaces the previous revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and other lenders, with maximum borrowings up to $385.0 million, and the two Canadian credit facilities with Bank of Montreal totaling $25.0 million USD.

As a result of the execution of the Credit Agreement in fiscal 2025, we recognized a loss, within interest expense, of $0.5 million for the write-off of unamortized financing fees related to the previous revolving credit facility. Additionally, we capitalized $3.0 million of lender fees and $0.8 million of third-party fees incurred in connection with the Credit Agreement, which were recorded as other non-current assets and will be amortized over the term of the credit facility as interest expense.

The Credit Agreement contains two maintenance financial covenants that require our Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than 3.50 and our Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to exceed 3.00. At March 1, 2025, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

The Credit Agreement also contains an acquisition "holiday." In the event we make an acquisition for which the purchase price is greater than $75 million, we can elect to increase the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to 4.00 for a period of four consecutive fiscal quarters, commencing with the fiscal quarter in which a qualifying acquisition occurs. No more than two acquisition holidays can occur during the term of the Credit Agreement, and at least two fiscal quarters must separate qualifying acquisitions.

Borrowings under the Credit Agreement bear floating interest at either the Base Rate or Term Secured Overnight Financing Rate (SOFR), or, for CAD borrowings, Canadian Overnight Repo Rate Average (CORRA), plus a margin based on the Consolidated Leverage Ratio (as defined in the Credit Agreement). For Base Rate borrowings, the margin ranges from 0.25% to 0.75%. For Term SOFR and CORRA borrowings, the margin ranges from 1.25% to 1.75%, with an incremental Term SOFR and CORRA adjustment of 0.10% and 0.29547%.

The Credit Agreement also contains an "accordion" provision. Under this provision, we can request that the senior credit facility be increased unlimited additional amounts. Any lender may elect or decline to participate in the requested increase at their sole discretion.

On November 4, 2024, as part of the acquisition of UW Solutions, and for working capital and general corporate purposes, we executed a drawdown against the delayed draw term loan facility for 250.0 million.

Outstanding borrowings under the term loan facility were $215.0 million as of March 1, 2025. Outstanding borrowings under the current revolving credit facility were $70.0 million as of March 1, 2025. Outstanding borrowings under the previous revolving credit facility were $50.0 million as of March 2, 2024. We had no outstanding borrowings under the Canadian facilities as of March 2, 2024.

At March 2, 2024, debt included $12.0 million of industrial revenue bonds. We had no outstanding industrial revenue bonds as of March 1, 2025 as in the fourth quarter of fiscal 2025 we paid the remaining balance of these bonds, including principal and interest outstanding, without penalty.

At March 1, 2025, we had a total of $15.0 million of ongoing letters of credit related to the senior credit facility, amounts that remained on the industrial revenue bonds that were not extinguished when payment was made, construction contracts and insurance collateral that expire in fiscal year 2026 and reduce borrowing capacity under the revolving credit facility. As of March 1, 2025, the amount available for revolving borrowings was $365.0 million.

The fair value of our senior credit facility approximated carrying values at March 1, 2025, and would be classified as Level 2 within the fair value hierarchy described in Note 4, due to the variable interest rates on these instruments.

Debt maturities and other selected information follows:

(In thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Maturities	$—	$—	$—	$—	$285,000	$—	$285,000

(In thousands, except percentages)	2025	2024
Average daily borrowings during the year	$134,565	$130,939
Weighted average interest rate during the year	6.28%	6.03%

The weighted average interest rates on borrowings outstanding, inclusive of the impact of our interest rate swap as of March 1, 2025 and March 2, 2024 were 4.32% and 4.90%, respectively.

(In thousands)	2025	2024	2023
Interest on debt	$8,803	$8,704	$8,558
Interest rate swap gain	(822)	(893)	(418)
Other interest expense	815	178	294
Interest income	(2,637)	(1,320)	(774)
Interest expense, net	$6,159	$6,669	$7,660

Interest payments were $8.1 million in fiscal 2025, $9.3 million in fiscal 2024 and $8.2 million in fiscal 2023.

8.    Leases

We have operating leases for certain buildings and equipment used in our operations. We determine if an arrangement contains a lease at inception. Under ASU 2016-20, Leases, we have elected the package of practical expedients permitted under the transition guidance in adopting ASC 842, which, among other things, allowed us to carry forward our historical lease classification. Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term. Our leases have remaining lease terms of one to seventeen years, some of which include renewal options that can extend the lease for up to an additional ten years, at our sole discretion. We have made an accounting policy election not to record leases with an original term of twelve months or less on our consolidated balance sheet; such leases are expensed on a straight-line basis over the lease term.

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

The components of lease expense were as follows:

(In thousands)	2025	2024
Operating lease cost	$14,587	$14,312
Short-term lease cost	688	1,349
Variable lease cost	3,984	2,629
Sublease income	(1,533)	(1,479)
Total lease cost	$17,726	$16,811

Other supplemental information related to leases are as follows:

(In thousands)	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$16,467	$14,656
Lease assets obtained in exchange for new operating lease liabilities	$21,810	$11,883
Weighted-average remaining lease term - operating leases	5.7 years	4.0 years
Weighted-average discount rate - operating leases	4.5%	3.2%

Future maturities of lease liabilities are as follows:

(In thousands)	2025
Fiscal 2026	$17,669
Fiscal 2027	17,123
Fiscal 2028	12,818
Fiscal 2029	7,856
Fiscal 2030	6,615
Thereafter	14,781
Total lease payments	76,862
Less: Amounts representing interest	9,940
Present value of lease liabilities	$66,922

9.    Employee Benefit Plans

401(k) Retirement Plan
We sponsor a single 401(k) retirement plan covering substantially all full-time, non-union employees, as well as union employees at two of our manufacturing facilities. Under the plan, employees are allowed to contribute up to 60% of eligible earnings to the plan, up to statutory limits. On January 1, 2023, we began matching 100% of the first two percent contributed and 50% of the next four percent contributed on eligible compensation that non-union employees contribute. Previously, we matched 100% of the first one percent contributed and 50% of the next five percent contributed on eligible compensation that non-union employees contribute. We contribute to the union plans based on the contractual terms. In total, our matching contributions were $9.1 million in fiscal 2025, $9.6 million in fiscal 2024 and $8.6 million in fiscal 2023.

Deferred Compensation Plan
We maintain a plan that allows participants to defer compensation. The deferred compensation liability was $5.6 million and $5.9 million at March 1, 2025 and March 2, 2024, respectively. We have investments in corporate-owned life insurance policies (COLI) of $9.5 million and money market funds (classified as cash equivalents) of $0.3 million with the intention of utilizing them as long-term funding sources for this plan. The COLI assets are recorded at their net cash surrender values and are included in other non-current assets in the consolidated balance sheets.

Plans under Collective Bargaining Agreements
We contribute to a number of multi-employer union retirement plans, which provide retirement benefits to the majority of our union-represented employees; none of the plans are considered significant. However, the risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:
•Assets contributed to these plans by one employer may be used to provide benefits to employees of other participating employers
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers
•If we choose to stop participating in some of these plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability

Under the Pension Protection Act, multiemployer pension plans are categorized into zones (green, yellow, red, and deep red). Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The most recent Pension Protection Act zone status available for fiscals 2025 and 2024 relates to the plan years ending December 31, 2024 and December 31, 2023, respectively.

Our participation in these plans is outlined in the following table.

		Pension Protection Act Zone Status		Contributions (In thousands)
Pension Fund	EIN/Pension Plan Number	2025	2024	2025	2024	2023	FIP/RP Status Pending/Implemented(2)	Minimum Contribution	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement(1)
Iron Workers Local Union No. 5 and Iron Workers Employers Association Employees Pension Trust Fund	521075473	Green	Green	$722	$1,015	$1,359	No	No	No	5/31/2017
International Painters and Allied Trades Industry Pension Fund	526073909	Red	Red	730	971	869	Implemented	No	No	11/30/2017
Ironworkers Local 580 Pension Fund	136178514	Green	Green	2,121	883	596	Implemented	No	Yes	6/30/2023
Western Glaziers Retirement Plan (Washington)	916123685	Green	Green	365	423	815	No	No	No	6/30/2017
Iron Workers Mid-America Pension Fund	366488227	Green	Green	320	237	429	No	No	No	5/31/2017
Western Glaziers Retirement Fund (Oregon and Southwest Washington)	936074376	Green	Green	—	22	441	No	No	No	11/30/2017
Glazier's Union Local 27 Pension and Retirement Plan	366034076	Green	Green	80	145	174	No	No	No	5/31/2017
Atlanta Ironworkers Local Union 387 Pension Plan	586051152	Green	Green	131	109	125	No	No	No	1/31/2017
Other funds				603	801	493
Total contributions				$5,072	$4,606	$5,301
(1) Plans include contributions required by collective bargaining agreements which have expired, but contain provisions automatically renewing their terms in the absence of a subsequent negotiated agreement.

(2) FIP is defined as Funding Improvement Plan; RP is defined as Rehabilitation Plan

The Company was listed in the plans' Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Pension Fund	Year contributions to Plan Exceeded More Than 5 Percent of Total Contributions
Iron Workers Local Union No. 5 and Iron Workers Employers Association Employees Pension Trust Fund	2025, 2024 and 2023
Western Glaziers Retirement Fund (Oregon and Southwest Washington)	2025
Iron Workers Mid-America Pension Fund	2023
Atlanta Ironworkers Local Union 387 Pension Plan	2023

Amounts contributed in fiscal 2025, 2024, and 2023 to defined contribution multiemployer plans were $3.6 million, $2.2 million and $2.2 million, respectively.

Obligations and Funded Status of Defined-Benefit Pension Plans
We sponsor the Tubelite Inc. Hourly Employees' Pension Plan, a defined-benefit pension plan that was frozen to new entrants in fiscal 2004, with no additional benefits accruing to plan participants after such time. We also sponsor an unfunded Supplemental Executive Retirement Plan (SERP), a defined-benefit pension plan that was frozen to new entrants in fiscal 2009, with no additional benefits accruing to plan participants after such time.

The following tables present reconciliations of the benefit obligation and the funded status of these plans. The Tubelite plan uses a measurement date as of the calendar month-end closest to our fiscal year-end, while the SERP uses a measurement date aligned with our fiscal year-end.

(In thousands)	March 1, 2025	March 2, 2024
Change in projected benefit obligation
Benefit obligation beginning of period	$8,897	$10,260
Interest cost	437	497
Actuarial loss (gain)	39	(973)
Benefits paid	(781)	(887)
Benefit obligation at measurement date	8,592	8,897
Change in plan assets
Fair value of plan assets beginning of period	$3,793	$3,992
Actual return on plan assets	124	53
Company contributions	446	635
Benefits paid	(781)	(887)
Fair value of plan assets at measurement date	3,582	3,793
Underfunded status	$(5,010)	$(5,104)

The funded status was recognized in the consolidated balance sheets as follows:

(In thousands)	March 1, 2025	March 2, 2024
Other non-current assets	$76	$111
Current liabilities	(446)	(446)
Other non-current liabilities	(4,640)	(4,769)
Total	$(5,010)	$(5,104)

The following was included in accumulated other comprehensive loss and has not yet been recognized as a component of net periodic benefit cost:

(In thousands)	2025	2024
Net actuarial loss	$2,748	$2,851

The net actuarial gain recognized in comprehensive earnings, net of tax expense, was $0.1 million in fiscal 2025, and $0.9 million in fiscal 2024.

Components of the defined-benefit pension plans' net periodic benefit cost:

(In thousands)	2025	2024	2023
Interest cost	$437	$497	$380
Expected return on assets	(115)	(120)	(84)
Amortization of unrecognized net loss	66	62	254
Net periodic benefit cost	$388	$439	$550

Total net periodic pension benefit cost is expected to be approximately $0.5 million in fiscal 2026. The estimated net actuarial gain for the defined-benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for fiscal 2026 is $0.2 million, net of tax expense.

Additional Information

Assumptions

Benefit Obligation Weighted-Average Assumptions	2025	2024	2023
Discount rate	5.10%	5.15%	5.10%

Net Periodic Benefit Expense Weighted-Average Assumptions	2025	2024	2023
Discount rate	5.15%	5.10%	3.20%
Expected long-term rate of return on assets	4.60%	4.50%	2.75%

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

Contributions
Company contributions to the plans for fiscal 2025 were $0.4 million and fiscal 2024 were $0.6 million, which equaled or exceeded the minimum funding requirements.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid by the plans:

(In thousands)	2026	2027	2028	2029	2030	2031-2035
Estimated future benefit payments	$816	$784	$782	$770	$746	$3,416

10.    Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in the Architectural Services and Architectural Metals Segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance. At March 1, 2025, $1.2 billion of these types of bonds were outstanding, of which, $394.1 million is on our backlog. These bonds have expiration dates that align with completion of the purchase order or contract. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

(In thousands)	2025	2024
Balance at beginning of period	$21,362	$17,893
Additional accruals	7,336	15,775
Claims paid	(10,237)	(12,306)
Balance at end of period	$18,461	$21,362

Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services Segment and certain of our Architectural Metals businesses. We manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages.

Letters of credit
At March 1, 2025, we had $15.0 million of ongoing letters of credit, all of which have been issued under our revolving credit facility, as discussed in Note 7.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $10.2 million as of March 1, 2025.

Environmental liability
In fiscal 2008, we acquired one manufacturing facility which has certain historical environmental conditions. Remediation of these conditions is ongoing without significant disruption to our operations. The estimated remaining liability for these remediation activities was $0.1 million and $0.4 million at March 1, 2025 and March 2, 2024, respectively.

New Markets Tax Credit (NMTC) transactions
We have two outstanding NMTC arrangements which help to support operational expansion. Proceeds received from investors on these transactions are included within other current liabilities on our consolidated balance sheets. The NMTC arrangements are subject to 100% tax credit recapture for a period of seven years from the date of each respective transaction. Upon the termination of each arrangement, these proceeds will be recognized in earnings in exchange for the transfer of tax credits. The direct and incremental costs incurred in structuring these arrangements have been deferred and are included in other current assets on our consolidated balance sheets. These costs will be recognized in conjunction with the recognition of the related proceeds on each arrangement. During the construction phase or for working capital purposes for each project, we are required to hold cash dedicated to fund each capital project which is classified as restricted cash on our consolidated balance sheets. Variable-interest entities, which have been included within our consolidated financial statements, have been created as a result of the structure of these transactions, as investors in the programs do not have a material interest in their underlying economics.

During fiscal 2024, one NMTC transaction was settled as expected and resulted in a $4.7 million benefit, which was recorded in other (income) expense, net.

The table below provides a summary of our outstanding NMTC transactions (in thousands):

Inception date	Termination date	Proceeds received	Deferred costs	Net benefit
May 2022(1)	August 2025	$6,052	$1,891	$4,161
September 2018	September 2025	3,198	1,031	2,167
Total		$9,250	$2,922	$6,328
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

In December 2022, the claimant in an arbitration of one such claim was awarded $20 million by an arbitration panel. The claimant then sought to confirm this award in Los Angeles Superior Court in March 2023. In response, the Company moved to vacate the award. Later in March 2023, the Superior Court confirmed the award, which the Company appealed in June 2023. The appeal was argued before the California Court of Appeals, Second Appellate District, Division Seven, on March 7, 2025. The California Court of Appeals confirmed the judgment of the Superior Court on March 25, 2025. The Company paid the final arbitration award, including accrued post-judgment interest, in the amount of $24.7 million, on April 7, 2025. As a result of the judgment, we recorded expense of $9.4 million, which represents the impact of the award amount net of existing reserves and estimated insurance proceeds. This impact was recorded in cost of goods sold in the fourth quarter of fiscal 2025.

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

11.    Supplier Finance Program Obligations

The Company has a supplier financing arrangement that enables select suppliers, at their sole discretion, to sell our receivables (i.e., our payment obligations to the suppliers) on a non-recourse basis in order to be paid earlier than our payment terms provide. These suppliers’ voluntary inclusion of invoices in the supplier financing arrangement has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in the supplier’s decision to participate in the supplier financing program, and we do not provide any guarantees in connection with it. The balances owed are reflected in accounts payable in the consolidated balance sheets and are reflected in net cash provided by operating activities in our consolidated statements of cash flows when settled.

The following table summarizes the obligation activity for the years ended March 1, 2025 and March 2, 2024 and outstanding balance as of March 1, 2025 and March 2, 2024 that we have confirmed as valid to the administrators of our program:

(In thousands)	2025	2024
Balance at beginning of period	$6,527	$—
Obligations added to the program	47,226	33,133
Obligations settled	(46,907)	(26,606)
Balance at end of period	$6,846	$6,527

12.    Shareholders' Equity

We paid dividends totaling $21.7 million ($1.01 per share) in fiscal 2025, $21.1 million ($0.97 per share) in fiscal 2024 and $19.7 million ($0.90 per share) in fiscal 2023.

Share Repurchases
During fiscal 2004, the Board of Directors authorized a share repurchase program, with subsequent increases in authorization. We repurchased 786,690 shares under the program during fiscal 2025, for a total cost of $45.4 million. We repurchased 279,916 shares under the program, for a total cost of $11.8 million, in fiscal 2024, and repurchased 1,571,139 shares under the program, for a total cost of $74.3 million, in fiscal 2023. We have repurchased a total of 12,063,207 shares, at a total cost of $438.5 million, since the inception of this program. On October 6, 2023, the Board of Directors increased the share repurchase authorization by 2 million shares. We have remaining authority to repurchase 2,186,793 shares under this program, which has no expiration date.

In addition to the shares repurchased under this repurchase plan, during fiscal 2025, 2024 and 2023, the Company also withheld $6.1 million, $2.5 million and $2.3 million, respectively, of Company stock from employees in order to satisfy stock-for-stock option exercises or tax obligations related to stock-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.

Accumulated Other Comprehensive Loss
The following summarizes the accumulated other comprehensive loss, net of tax, at March 1, 2025 and March 2, 2024:

(In thousands)	2025	2024
Net unrealized loss on marketable securities	$(149)	$(328)
Net unrealized gain on derivative instruments	—	440
Pension liability adjustments	(2,106)	(2,187)
Foreign currency translation adjustments	(33,037)	(27,456)
Total accumulated other comprehensive loss	$(35,292)	$(29,531)

13.    Share-Based Compensation

We have a 2019 Stock Incentive Plan and a 2019 Non-Employee Director Stock Plan (the Plans) that provide for the issuance of 1,150,000 and 300,000 shares, respectively, for various forms of stock-based compensation to employees and non-employee directors. Awards under these Plans may be in the form of incentive stock options (to employees only), non-statutory options, stock-settled stock appreciation rights (SARs), or nonvested share awards and units, all of which are granted at a price or with an exercise price equal to the fair market value of the Company’s stock at the date of award. We also have 2009 Non-Employee Director Stock Incentive Plan under which deferred restricted stock units were allocated, in addition to deferred restricted stock units acquired pursuant to a dividend equivalent reinvestment feature. As of June 23, 2019, no additional awards can be made under the 2009 Non-Employee Director Stock Incentive Plan.

We recorded share-based compensation expense, in which we account for any forfeitures as they occur, as follows:

(In thousands)	2025	2024	2023
Restricted stock awards and restricted stock units	$8,040	$6,753	$5,607
Performance share units	2,685	2,714	2,389
Stock options	—	254	660
Share-based compensation expense	10,725	9,721	8,656

Stock Options
For fiscal 2024, there were no cash proceeds from the exercise of stock options as all stock options were exercised on a stock-for-stock basis. The aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $1.8 million.

Service Condition Awards
Nonvested share awards and units generally vest over a two, three or four-year period. The following table summarizes nonvested restricted stock awards and restricted stock units activity for fiscal 2025:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Awards outstanding at March 2, 2024	384,461	$40.28
Granted	137,227	63.59
Vested	(160,028)	42.67
Forfeited and cancelled	(13,441)	51.37
Awards outstanding at March 1, 2025	348,219	$48.53

Performance Condition Awards
In fiscal 2022, the Compensation Committee of the Board of Directors implemented an executive compensation program for certain key employees. In each of the first quarters of fiscal 2025, fiscal 2024 and fiscal 2023, we issued performance shares in the form of nonvested share unit awards, which give the recipient the right to receive shares earned at the end of the respective three-fiscal-year performance period. The number of share units issued at grant is equal to the target number of performance shares and allows for the right to receive a variable number of shares, ranging from 0% to 200% of target, dependent on achieving defined performance goals and being employed at the end of the performance period.

The following table summarizes nonvested performance share units granted and outstanding for which plans are at 100% to 200% of target:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Awards outstanding at March 2, 2024	115,104	$41.89
Granted (1)	76,914	48.37
Vested (1)	(79,526)	34.90
Forfeited and cancelled	(11,372)	52.46
Awards outstanding at March 1, 2025	101,120	$51.13

(1)	Includes 39,763 shares for performance goals component of the fiscal 2022-2024 performance period.

At March 1, 2025, there was $11.8 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 21 months. The total fair value of shares vested during fiscal 2025 was $10.0 million.

14.    Income Taxes

Earnings before income taxes consisted of the following:

(In thousands)	2025	2024	2023
United States	$111,029	$133,185	$126,859
International	1,545	(3,932)	(10,238)
Earnings before income taxes	$112,574	$129,253	$116,621

The components of income tax (benefit) expense for each of the last three fiscal years are as follows:

(In thousands)	2025	2024	2023
Current
Federal	$19,979	$32,900	$9,621
State and local	3,546	6,172	7,670
International	(586)	286	231
Total current	22,939	39,358	17,522
Deferred
Federal	3,190	(8,361)	(5,120)
State and local	691	(1,387)	(2,487)
International	(45)	—	422
Total deferred	3,836	(9,748)	(7,185)
Total non-current tax expense	747	30	2,177
Total income tax expense	$27,522	$29,640	$12,514

Income tax payments, net of refunds, were $29.6 million, $33.0 million and $27.4 million in fiscal 2025, 2024 and 2023, respectively.

The following table provides a reconciliation of the statutory federal income tax rate to our consolidated effective tax rates:

	2025	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	2.9	2.4	3.5
Foreign tax rate differential	(0.8)	(0.2)	(0.2)
Valuation allowance	(0.3)	1.0	(4.7)
Nontaxable (loss) gain on life insurance policies	(0.2)	—	0.2
Deduction for foreign derived intangible income	(0.4)	(0.3)	(0.2)
Research & development tax credit	(1.5)	(1.3)	(1.5)
§162(m) Executive Compensation Limitation	3.4	0.8	0.8
Tax benefit of share based awards	(1.0)	(0.6)	(0.8)
Worthless stock deduction	—	—	(6.0)
Other, net	1.3	0.1	(1.4)
Consolidated effective income tax rate	24.4%	22.9%	10.7%

The effective tax rate for fiscal 2025 increased 1.5 percentage points from fiscal 2024, primarily due to an increase in taxes for nondeductible executive compensation in fiscal 2025. The effective tax rate for fiscal 2024 increased 12.2 percentage points from fiscal 2023, primarily due to the impact of discrete items in fiscal 2023.

Deferred tax assets and deferred tax liabilities at March 1, 2025 and March 2, 2024 were:

(In thousands)	2025	2024
Deferred tax assets
Accrued expenses	$3,743	$4,565
Deferred compensation	9,794	11,138
Section 174 capitalized costs	15,675	12,450
Goodwill and other intangibles	3,127	2,342
Liability for unrecognized tax benefits	2,651	2,122
Unearned income	—	7,467
Operating lease liabilities	14,898	13,064
Net operating losses and tax credits	11,679	12,332
Other	4,665	4,773
Total deferred tax assets	66,232	70,253
Less: valuation allowance	(9,582)	(10,803)
Deferred tax assets, net of valuation allowance	56,650	59,450
Deferred tax liabilities
Depreciation	22,401	20,510
Operating lease, right-of-use assets	13,605	11,955
Bad debt	7,785	8,291
Prepaid expenses	1,697	2,131
Other	3,923	2,520
Total deferred tax liabilities	49,411	45,407
Net deferred tax assets (liabilities)	$7,239	$14,043

The Company has state and foreign net operating loss carryforwards with a tax effect of $11.7 million. A valuation allowance of $8.7 million has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefits in future periods.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing Deferred Tax Assets. This has resulted in valuation allowances being recorded against Deferred Tax Assets in prior years in Brazil, Canada and various states.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, Canada, Brazil and other international jurisdictions. The Company is no longer subject to U.S. federal tax examinations or state and local tax examinations for years prior to fiscal 2022, or state and local tax examinations for years prior to fiscal 2021. The Company is not currently under U.S. federal examination for years subsequent to fiscal 2021.

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

If we were to prevail on all unrecognized tax benefits recorded, $3.8 million, $3.3 million and $3.8 million for fiscal 2025, 2024 and 2023, respectively, would benefit the effective tax rate. Also included in the balance of unrecognized tax benefits for fiscal 2025, 2024 and 2023 are $2.2 million, $1.8 million, and $1.5 million, respectively, of tax benefits that, if recognized, would result in decreases to deferred taxes.

Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. For fiscal 2025, 2024 and 2023, we accrued penalties and interest related to unrecognized tax benefits of $1.0 million, $0.6 million, and $0.4 million, respectively.

The following table provides a reconciliation of the total amounts of gross unrecognized tax benefits:

(In thousands)	2025	2024	2023
Gross unrecognized tax benefits at beginning of year	$5,053	$5,312	$3,321
Gross increases in tax positions for prior years	347	91	2,298
Gross decreases in tax positions for prior years	(11)	(65)	(255)
Gross increases based on tax positions related to the current year	886	579	291
Gross decreases based on tax positions related to the current year	—	—	(27)
Settlements	—	(354)	—
Statute of limitations expiration	(308)	(510)	(316)
Gross unrecognized tax benefits at end of year	$5,967	$5,053	$5,312

In December 2021, the OECD issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have issued, or are in the process of issuing, legislation to implement these rules. The Company is within the scope of the OECD Pillar Two model rules and has assessed the impact thereof. Based on available legislation, we concluded there was no material impact on income taxes with respect to Pillar Two for the year ended March 1, 2025. We will continue to evaluate the potential future impacts and will monitor and review the issuance of additional guidance.

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

(In thousands)	2025	2024	2023
Basic earnings per share - weighted average common shares outstanding	21,726	21,871	22,007
Weighted average effect of nonvested share grants and assumed exercise of stock options	165	220	409
Diluted earnings per share - weighted average common shares and potential common shares outstanding	21,891	22,091	22,416
Stock awards excluded from the calculation of earnings per share because the award price was greater than the average market price of the common shares	23	31	97

16. Business Segment Data

We have four operating segments which are also reportable segments. Each of our four segments have distinct economic characteristics, including products and services provided, production processes and varying ranges in performance and results:
•The Architectural Metals Segment designs, engineers, fabricates and finishes aluminum window, curtainwall, storefront and entrance systems used primarily in non-residential construction.
•The Architectural Services Segment integrates technical services, project management, and field installation services to design, engineer, fabricate, and install architectural curtainwall and other façade-related systems primarily in non-residential construction.
•The Architectural Glass Segment cuts, treats, coats and fabricates high-performance glass used in custom window and wall systems primarily for non-residential buildings.
•The Performance Surfaces Segment develops and manufactures high-performance coated materials for a variety of applications, including wall decor, museums, graphic design, digital displays, architectural interiors, and industrial flooring.

The Company’s CEO is the chief operating decision maker (CODM). The CODM utilizes net sales and adjusted earnings before interest and taxes (EBIT) to assess segment performance and make decisions about the allocation of operating and capital resources by analyzing recent results, trends, and variances of each segment in relation to forecasts and historical performance.

Net sales, adjusted cost of sales, adjusted SG&A, adjusted other income (expense), and the resulting adjusted EBIT for each of the Company’s four reportable segments are presented below. Segment net sales is defined as net sales for a certain segment and includes revenue related to intersegment transactions. We report net sales intersegment eliminations separately to exclude these sales from our consolidated total. Segment EBIT includes intersegment sales transactions and excludes certain corporate costs that are not allocated at a segment level. We report these unallocated corporate costs in Corporate and Other.

(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Total
52-Weeks Ended March 1, 2025
Net sales to external customers	$524,617	$419,861	$294,385	$122,131	$1,360,994
Intersegment net sales	92	—	27,812	—	27,904
	524,709	419,861	322,197	122,131	1,388,898
Adjusted cost of sales (1)	(373,902)	(344,702)	(220,636)	(76,487)	(1,015,727)
Adjusted SG&A (2)	(96,687)	(45,604)	(42,287)	(21,505)	(206,083)
Adjusted other income (expense), net (3)	—	—	115	—	115
Adjusted EBIT	$54,120	$29,555	$59,389	$24,139	$167,203

53-Weeks Ended March 2, 2024
Net sales to external customers	$598,248	$377,443	$342,028	$99,223	$1,416,942
Intersegment net sales	3,488	979	36,421	—	40,888
	601,736	378,422	378,449	99,223	1,457,830
Adjusted cost of sales (1)	(425,424)	(323,761)	(267,469)	(60,636)	(1,077,290)
Adjusted SG&A (2)	(105,509)	(40,295)	(42,934)	(14,354)	(203,092)
Adjusted other income (expense), net (3)	—	—	(2,263)	—	(2,263)
Adjusted EBIT	$70,803	$14,366	$65,783	$24,233	$175,185

52-Weeks Ended February 25, 2023
Net sales to external customers	$647,949	$408,566	$279,966	$104,215	$1,440,696
Intersegment net sales	1,829	2,061	36,588	—	40,478
	649,778	410,627	316,554	104,215	1,481,174
Adjusted cost of sales (1)	(463,902)	(352,372)	(247,073)	(64,565)	(1,127,912)
Adjusted SG&A (2)	(104,002)	(40,115)	(40,872)	(14,303)	(199,292)
Adjusted other income (expense), net (3)	—	—	(47)	—	(47)
Adjusted EBIT	$81,874	$18,140	$28,562	$25,347	$153,923

(1)
Adjusted cost of sales excludes $4.2 million and $5.5 million of adjustments related to acquisition and restructuring costs as described in more detail within the reconciliation presented below, respectively, for the years ended March 1, 2025 and March 2, 2024.

(2)
Adjusted SG&A expenses excludes $11.5 million and $3.0 million of adjustments related to acquisition and restructuring costs and impairment expense as described in more detail within the reconciliation presented below, respectively, for the years ended March 1, 2025 and March 2, 2024.

(3)	Adjusted Other (income) expense, net excludes $4.7 million of NMTC benefit recorded for the year ended March 2, 2024 as described in more detail within the reconciliation presented below.

The following table presents the reconciliation of adjusted EBIT to income before income taxes, the nearest measurement under GAAP:

(In thousands)	2025	2024	2023
Segment Adjusted EBIT	$167,203	$175,185	$153,923
Corporate and Other expenses	(32,772)	(35,454)	(29,642)
Segment acquisition-related costs (1)	(4,529)	—	—
Segment restructuring costs (2)	(3,535)	(8,496)	—
Impairment expense (3)	(7,634)	—	—
NMTC settlement gain (4)	—	4,687	—
Interest expense, net	(6,159)	(6,669)	(7,660)
Earnings before income taxes	$112,574	$129,253	$116,621

(1)
Segment acquisition-related costs include:
•Transaction costs related to the UW Solutions acquisition.
•Integration costs related to one-time expenses incurred to integrate the UW Solutions acquisition.
•Backlog amortization is related the value attributed to contracting the backlog purchased in the UW Solutions acquisition. These costs were amortized in SG&A over the period that the contracted backlog was shipped.
•Inventory step-up is related to the incremental cost to value inventory acquired as part of the UW Solutions acquisition at fair value. These costs were expensed to cost of goods sold over the period the inventory was sold.

(2)	Segment restructuring charges related to Project Fortify. Refer to Note 18.
(3)	Impairment expense on intangible assets in the Architectural Metals Segment. Refer to Note 6.
(4)	Realization of a NMTC benefit which was recorded in other income (expense), net. Refer to Note 10.

The following table presents the capital expenditures, depreciation and amortization and identifiable assets by reportable segments and the reconciliation to amounts reported for GAAP:

(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Total
Fiscal 2025
Capital expenditures	$3,333	$7,522	$13,782	$9,479	$1,477	$35,593
Depreciation and amortization	16,471	3,978	12,274	9,085	2,800	44,608
Identifiable assets	343,553	179,311	213,067	345,034	94,304	1,175,269
Fiscal 2024
Capital expenditures	$4,733	$3,166	$12,142	$16,896	$6,243	$43,180
Depreciation and amortization	19,226	4,011	11,955	3,040	3,356	41,588
Identifiable assets	363,512	131,651	208,651	83,731	96,519	884,064
Fiscal 2023
Capital expenditures	$11,432	$3,683	$5,613	$13,474	$10,975	$45,177
Depreciation and amortization	19,386	3,953	11,964	3,088	4,012	42,403
Identifiable assets	426,946	141,840	207,730	69,035	69,814	915,365

The following table presents net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region.

(In thousands)	2025	2024	2023
Net Sales
United States	$1,258,887	$1,295,436	$1,301,168
Canada	85,417	101,055	120,565
Brazil	16,690	20,451	18,963
Total	$1,360,994	$1,416,942	$1,440,696

(In thousands)	March 1, 2025	March 2, 2024	February 25, 2023
Long-Lived Assets
United States	$261,457	$235,398	$239,847
Canada	4,984	6,345	6,330
Brazil	1,698	2,473	2,690
Total	$268,139	$244,216	$248,867

Our export net sales from U.S. operations were $54.1 million, $47.6 million and $56.2 million in fiscal 2025, 2024 and 2023, respectively, representing approximately 4%, 3% and 4% of consolidated net sales in each of these fiscal years, respectively. Due to the varying combinations and integration of individual window, storefront and curtainwall systems, it is impractical to report product revenues generated by class of product beyond the segment revenues currently reported.

17. Acquisitions

On November 4, 2024, we completed the acquisition of UW Solutions for $240.9 million in cash. UW Solutions is a U.S. based, vertically integrated manufacturer of high-performance coated substrates with a portfolio of well-known brands, including ResinDEK, ChromaLuxe, RDC Coatings, and Unisub, each known as a leader in its specified applications. The UW Solutions business activity is included in our Performance Surfaces Segment.

The total purchase consideration was $232.2 million in cash, net of a favorable net working capital adjustment of $0.9 million and cash acquired of $8.7 million. The acquisition was funded with cash on hand and borrowings under our existing credit agreement. During fiscal 2025, we incurred pre-tax acquisition-related expenses of $10.3 million associated with the UW Solutions acquisition. We incurred $1.5 million for inventory step-up expense and $0.2 million of transaction costs which were included in costs of sales as well as $4.2 million of transaction costs, $2.1 million of integration costs, and $2.3 million of amortization of acquired backlog, which were included in SG&A within our consolidated results of operations.

We accounted for the acquisition as a purchase of a business and recorded the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed as goodwill of $107.8 million. The goodwill recognized is attributable primarily to expected synergies by integrating UW Solutions into our Performance Surfaces Segment and by creating a scalable growth platform in the specialty coatings and materials market. The acquired goodwill is expected to be amortized and deductible for income tax purposes. We have provisionally determined the appropriate fair values of the acquired intangible assets and completed our analysis of the economic lives of the assets acquired. We assigned $21.0 million to a tradename asset and are amortizing it over a 15-year expected life. We assigned $2.3 million to a contract backlog asset and amortized it over a 4-month life. We assigned $47.4 million to a customer relationship asset and are amortizing a portion over a 10-year expected life and the remainder over a 15-year expected life, based on historical customer attrition rates. We assigned $7.8 million to a developed technology asset and are amortizing over a 7.5-year expected life.

The following table presents the estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(In thousands)
Assets:
Cash and cash equivalents	$8,703
Receivables, net	12,427
Inventories, net	17,903
Other current assets	1,122
Property, plant and equipment	26,563
Operating lease right-of-use assets	14,189
Goodwill	107,826
Intangible assets, net	79,679
Other non-current assets	166
Total Assets	$268,578
Liabilities:
Accounts payable	5,126
Accrued compensation and benefits	6,900
Operating lease liabilities	1,259
Other current liabilities	1,490
Non-current operating lease liabilities	12,930
Total Liabilities	$27,705
Net assets recorded	$240,873

The impact of the acquisition of UW Solutions on our consolidated results of operations for fiscal 2025 was $32.0 million of net sales and $7.4 million of net loss, respectively. The net sales and net loss represent approximately 17 weeks of operating results.

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

(in thousands, except earnings per share data) (Unaudited)	2025	2024
Net sales	$1,423,635	$1,513,734
Net earnings	90,978	83,256
Earnings per share:
Basic	$4.19	$3.81
Diluted	$4.16	$3.77

Nonrecurring charges of $4.4 million of transaction costs, $2.1 million of integration costs, $2.3 million of amortization of acquired backlog, and $1.5 million of inventory step-up expense incurred in fiscal 2025 are reflected as if those charges were incurred in the first and second quarters of the fiscal 2024 supplemental pro forma earnings.

These amounts have been calculated after applying our accounting policies and adjusting the results of UW Solutions to reflect the effect of definite-lived intangible assets recognized as part of the business combination on amortization expense as if the acquisition had occurred on February 26, 2023.

18. Restructuring

During the fourth quarter of fiscal 2024, we announced strategic actions to streamline our business operations, enable a more efficient cost model, and better position the Company for profitable growth (referred to as “Project Fortify”). Project Fortify primarily impacted the Architectural Metals Segment and included:
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
Additionally, the Company implemented actions to optimize processes and streamline resources in its Architectural Services and Corporate and Other.

During fiscal 2025, we incurred $4.3 million of pre-tax costs associated with Project Fortify, of which $2.5 million is included in cost of sales and $1.8 million is included within SG&A expenses. During fiscal 2024, we incurred $12.4 million of pre-tax costs associated with Project Fortify, of which $5.5 million is included within cost of sales and $6.9 million is included within SG&A expenses. The Company completed Project Fortify during the fourth quarter of fiscal 2025 and incurred at total of $16.7 million of restructuring changes, which included:
• $7.0 million of severance and employee related costs;
• $1.7 million contract termination costs: and
• $8.0 million of other expenses.

These actions have led to estimated annualized pre-tax cost savings of approximately $14 million.

(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Corporate & Other	Total
March 1, 2025
Termination benefits	$928	$(640)	$—	$788	$1,076
Contract termination costs	—	—	—	—	—
Other restructuring charges	3,096	151	—	—	3,247
Total restructuring charges	$4,024	$(489)	$—	$788	$4,323
March 2, 2024
Termination benefits	3,348	2,475	—	56	5,879
Contract termination costs	1,568	49	—	—	1,617
Other restructuring charges	1,054	2	—	3,851	4,907
Total restructuring charges	$5,970	$2,526	$—	$3,907	$12,403
February 25, 2023
Termination benefits	—	—	116	—	116
Total restructuring charges	$—	$—	$116	$—	$116

The following table summarizes our restructuring related accrual balances included within accrued payroll and related benefits and other current liabilities in the consolidated balance sheets. All remaining accrual balances are expected to be paid within fiscal 2026.

(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Corporate & Other	Total
Balance at February 25, 2023	$62	$—	$23	$—	$85
Restructuring expense	3,985	2,477	—	56	6,518
Payments	(1,233)	(410)	(23)	—	(1,666)
Balance at March 2, 2024	$2,814	$2,067	$—	$56	$4,937
Restructuring expense	1,931	(812)	—	778	1,897
Payments	(4,256)	(605)	—	(323)	(5,184)
Other adjustments	797	—	—	—	797
Balance at March 1, 2025	$1,286	$650	$—	$511	$2,447

The charges presented in the rollforward of our restructuring accruals do not include items charged directly to expense as incurred, as those items are not reflected in accrued payroll and related benefits and other current liabilities in the consolidated balance sheets.

On April 23, 2025, we announced a second phase of Project Fortify to drive further cost efficiencies, primarily in the Architectural Metals and Architectural Services Segments. Phase 2 will focus on further optimizing our operating footprint and aligning resources to enable a more effective operating model. We expect the actions of Phase 2 to incur approximately $24 million to $26 million of pre-tax charges, of which approximately $8 million are expected to be non-cash charges. The charges include the following:
•$9 million to $10 million of severance and employee related costs;
•$2 million to $3 million of contract termination costs; and
•$12 million to $13 million of other expenses.

The Company expects the actions associated with Phase 2 to be substantially completed by the end of the fourth quarter of fiscal 2026 and expects them to deliver annualized pre-tax cost savings from Phase 2 of approximately $13 million to $15 million.

During fiscal 2022, we announced plans to realign and simplify our business structure, which resulted in the closure of two facilities within the Architectural Glass Segment, in Dallas, Texas and Statesboro, Georgia. These closures were made in order to concentrate this segment on premium, high-performance products. Additionally, employee termination costs were incurred related to these facility closures, realignment of the Architectural Metals Segment, and within the Corporate office.

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

ITEM 9B. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended March 1, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(c) of Regulation S-K.

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

The other information required by this item, other than the information set forth in Part I above under the heading “Information About Our Executive Officers,” is set forth under the headings “Proposal 1: Election of Directors,” “Frequently Asked Questions - How Can I Recommend or Nominate a Director Candidate?”, “Corporate Governance - Board Meetings and 2025 Annual Meeting of Shareholders,” and “Corporate Governance - Board Committee Responsibilities, Meetings and Membership” in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 25, 2025, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end (our 2025 Proxy Statement). This information is incorporated herein by reference.

We have an insider trading policy governing the purchase, sale and other dispositions of the Company's securities that applies to all personnel of the Company and its subsidiaries, including directors, officers, employees and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this report.

ITEM 11.EXECUTIVE AND DIRECTOR COMPENSATION

The information required by this item is set forth under the headings “Executive Compensation,” "CEO Pay Ratio Disclosure" and “Non-Employee Director Compensation" in our 2025 Proxy Statement. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes, with respect to our equity compensation plans, the number of shares of our common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights, and the number of shares remaining available for future issuance under our equity compensation plans as of March 1, 2025, the last day of fiscal 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	310,904	(1) (2)	N/A	(3)	868,847	(4)
Equity compensation plans not approved by security holders	None		None		None
Total	310,904		N/A		868,847

(1)
Includes 202,240 shares underlying performance share unit awards granted under our 2019 Stock Incentive Plan, assuming maximum performance; 77,522 restricted stock unit awards granted under our 2019 Stock Incentive Plan, 2009 Non-Employee Director Stock Plan, and 2019 Non-Employee Director Stock Plan, and 31,142 phantom shares under our Deferred Compensation Plan for Non-Employee Directors. Dividends accrue on the outstanding performance share units during the three-year performance periods but will be paid only on shares earned at the end of each performance cycle. Certain outstanding restricted stock units have dividend rights attached, but none of the restricted stock units are transferable.

(2)
At the beginning of fiscal years 2023, 2024 and 2025, performance share units were awarded to plan participants which will vest based on our Company’s performance over each three-year performance period. The performance share units represent the right to receive shares of our common stock at the end of each three-year performance period. Pursuant to SEC rules and the reporting requirements for this table, we have included in this column 202,240 shares underlying the outstanding performance share units at maximum performance, assuming our Company performed at the maximum level during the applicable performance periods. Only 101,120 shares underly the performance awards at target level performance.

(3)
In calculating the weighted-average exercise price of outstanding options, warrants and rights, we have not included in this column shares of restricted stock that are issued and outstanding, performance share units or restricted stock units.

(4)
Pursuant to SEC Rules and the reporting requirements for this table, of these shares, 3,822 are available for issuance under our Legacy Partnership Plan; 696,893 are available for grant under our 2019 Stock Incentive Plan; 152,602 are available for grant under our 2019 Non-Employee Director Stock Plan; and 15,530 are available for grant under our Deferred Compensation Plan for Non-Employee Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set forth under the headings “Corporate Governance - Director Independence” and "Corporate Governance - Certain Relationships and Related Transactions" in our 2025 Proxy Statement. This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented under the headings “Audit Committee Report" and "Fees Paid to Independent Registered Public Accounting Firm - Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our 2025 Proxy Statement. This information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)List of documents filed as a part of this report:

1.Financial Statements - The consolidated financial statements listed below are set forth in Item 8 of Part II of this report.

Consolidated Balance Sheets as of March 1, 2025 and March 2, 2024

Consolidated Results of Operations for the Years Ended March 1, 2025, March 2, 2024 and February 25, 2023

Consolidated Statements of Comprehensive Earnings for the Years Ended March 1, 2025, March 2, 2024 and February 25, 2023

Consolidated Statements of Cash Flows for the Years Ended March 1, 2025, March 2, 2024 and February 25, 2023

Consolidated Statements of Shareholders' Equity for the Years Ended March 1, 2025, March 2, 2024 and February 25, 2023

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

2.1
Membership Interest Purchase Agreement, dated as of September 23, 2024, by and among UW Holdings, LLC, UW Interco, LLC and Apogee Enterprises, Inc.* Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2024.

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

10.25*
Amended Form of Restricted Stock Unit Agreement under the Apogee Enterprises, Inc. 2019 Stock Incentive Plan, as Amended and Restated (2021). Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on May 7, 2024.

10.26*
Executive Equity Deferral Program Under the Apogee Enterprises, Inc. 2019 Stock Incentive Plan dated May 1, 2024. Incorporated by reference to Exhibit 10.7 to Registrant's Current Report on Form 8-K filed on May 7, 2024.

10.27*	Apogee Enterprises, Inc. 2019 Non-Employee Stock Plan, as Amended and Restated (2024). Incorporated by reference to Exhibit 4.5 to Apogee's Registration Statement on Form S-8 filed on June 20, 2024.
10.28*
Form of Restricted Stock Agreement under the Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on January 16, 2020.

10.29*
Form of Deferred Restricted Stock Unit Agreement under the Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed on January 16, 2020.

10.30*
Restricted Stock Deferral Program Under the Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 29, 2020.

10.31*
Form of Restricted Stock Unit Agreement under the Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Plan. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on April 29, 2020.

10.32*	Form of CEO Evaluation-Based Incentive Agreement. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on April 30, 2019.
10.33*	Form of Annual Cash Incentive Award Agreement. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on July 7, 2020.
10.34*
Employment Agreement between Apogee Enterprises, Inc. and Ty R. Silberhorn, dated December 15, 2020. Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 21, 2020.

10.35*
Form of Restricted Stock Award Agreement entered into by Apogee Enterprises, Inc. and Ty R. Silberhorn on January 4, 2021. Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on December 21, 2020.

10.36*	Form of Restricted Stock Agreement. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 26, 2021.

10.37*	Form of Performance Award Agreement. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on April 26, 2021.
10.38*	Form of Executive Short-Term Incentive Plan Memorandum. Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on April 26, 2021.
10.39*	Executive Short-Term Incentive Plan Terms and Conditions. Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed on April 26, 2021.
10.40*	Offer Letter dated March 2, 2023 between Apogee Enterprises, Inc. and Matthew J. Osberg. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on March 8, 2023.
10.41
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

10.42
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

10.43
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

10.44
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

10.45
Credit Agreement dated July 19, 2024 between Apogee Enterprises, Inc., certain material domestic subsidiaries of the Company as guarantors, Bank of America, N.A., as administrative agent, swingline lender and L/C issuer and the syndicate of lenders which are party thereto from time to time. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2024.

19.1#	Apogee Enterprises, Inc. Insider Trading Policy.
21#	Subsidiaries of the Registrant.
23#	Consent of Deloitte & Touche LLP.
31.1#	Certification of Chief Executive Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2#	Certification of Chief Financial Officer pursuant to rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Incentive Compensation Recovery Policy. Incorporated by reference to Exhibit 97.1 to the Registrant’s Current Report on Form 10-K filed on April 26, 2024.
101
The following materials from Apogee Enterprises, Inc.'s Annual Report on Form 10-K for the year ended March 1, 2025 are furnished herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 1, 2025 and March 2, 2024, (ii) the Consolidated Results of Operations for the three years ended March 1, 2025, March 2, 2024 and February 25, 2023, (iii) the Consolidated Statements of Comprehensive Earnings for the three years March 1, 2025, March 2, 2024 and February 25, 2023, (iv) the Consolidated Statements of Cash Flows for the three years ended March 1, 2025, March 2, 2024 and February 25, 2023, (v) the Consolidated Statements of Shareholders' Equity for the three years ended March 1, 2025, March 2, 2024 and February 25, 2023 and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2025.

APOGEE ENTERPRISES, INC.

/s/ Ty R. Silberhorn
Ty R. Silberhorn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 24, 2025.

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