Form 10-Q
period 2025-05-31
APOGEE ENTERPRISES, INC.
filed 2025-07-02
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of June 27, 2025, 21,529,570 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except stock data)	May 31, 2025	March 1, 2025
Assets
Current assets
Cash and cash equivalents	$32,831	$41,448
Receivables, net	189,956	185,590
Inventories, net	103,901	92,305
Contract assets	69,457	71,842
Other current assets	51,814	50,919
Total current assets	447,959	442,104
Property, plant and equipment, net of accumulated depreciation of $480,155 and $469,480	263,279	268,139
Operating lease right-of-use assets	58,961	62,314
Goodwill	236,560	235,775
Intangible assets, net	119,117	128,417
Other non-current assets	30,956	38,520
Total assets	$1,156,832	$1,175,269
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$97,763	$98,804
Accrued compensation and benefits	32,153	48,510
Contract liabilities	43,342	35,193
Operating lease liabilities	15,671	15,290
Other current liabilities	64,317	87,659
Total current liabilities	253,246	285,456
Long-term debt	311,000	285,000
Non-current operating lease liabilities	48,653	51,632
Non-current self-insurance reserves	29,560	30,382
Other non-current liabilities	32,590	34,901
Commitments and contingent liabilities (Note 6)
Shareholders’ equity
Junior preferred stock of $1.00 par value; authorized 200,000 shares; zero issued and outstanding	—	—
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 21,532,572 and 21,417,631, respectively	7,178	7,139
Additional paid-in capital	157,788	156,075
Retained earnings	349,501	359,976
Accumulated other comprehensive loss	(32,684)	(35,292)
Total shareholders’ equity	481,783	487,898
Total liabilities and shareholders’ equity	$1,156,832	$1,175,269
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share data)	May 31, 2025	June 1, 2024
Net sales	$346,622	$331,516
Cost of sales	271,497	232,661
Gross profit	75,125	98,855
Selling, general and administrative expenses	68,194	57,474
Operating income	6,931	41,381
Interest expense, net	3,846	450
Other expense (income), net	682	(143)
Earnings before income taxes	2,403	41,074
Income tax expense	5,091	10,063
Net (loss) earnings	$(2,688)	$31,011
Basic (loss) earnings per share	$(0.13)	$1.42
Diluted (loss) earnings per share	$(0.13)	$1.41
Weighted average basic shares outstanding	21,338	21,823
Weighted average diluted shares outstanding	21,338	22,061
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended
(In thousands)	May 31, 2025	June 1, 2024
Net (loss) earnings	$(2,688)	$31,011
Other comprehensive earnings:
Unrealized gain (loss) on marketable securities, net of $10 and $(1) of tax expense (benefit), respectively	35	(6)
Unrealized (loss) gain on derivative instruments, net of $(32) and $364 of tax (benefit) expense, respectively	(94)	1,196
Foreign currency translation adjustments	2,667	(669)
Other comprehensive earnings	2,608	521
Total comprehensive (loss) earnings	$(80)	$31,532

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	May 31, 2025	June 1, 2024
Operating Activities
Net (loss) earnings	$(2,688)	$31,011
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,436	9,976
Share-based compensation	2,300	2,704
Deferred income taxes	2,496	3,466
Loss on disposal of property, plant and equipment	328	22
Impairment on intangible assets	7,418	—
Non-cash lease expense	3,738	2,895
Other, net	1,294	(925)
Changes in operating assets and liabilities:
Receivables	(3,938)	(9,845)
Inventories	(11,255)	(11,337)
Contract assets	2,596	5,511
Accounts payable	1,103	(1,871)
Accrued compensation and benefits	(16,639)	(24,850)
Contract liabilities	8,104	1,648
Operating lease liability	(3,643)	(3,007)
Accrued income taxes	1,698	6,535
Other current assets and liabilities	(25,130)	(6,480)
Net cash (used in) provided by operating activities	(19,782)	5,453
Investing Activities
Capital expenditures	(7,167)	(7,229)
Proceeds from sales of property, plant and equipment	10	40
Purchases of marketable securities	—	(740)
Sales/maturities of marketable securities	175	600
Net cash used in investing activities	(6,982)	(7,329)
Financing Activities
Proceeds from revolving credit facilities	59,000	30,000
Repayment on revolving credit facilities	(33,000)	(15,000)
Repurchase of common stock	—	(15,061)
Dividends paid	(5,520)	—
Other, net	(2,835)	(4,865)
Net cash provided by (used in) financing activities	17,645	(4,926)
Effect of exchange rates on cash	502	(51)
Decrease in cash, cash equivalents and restricted cash	(8,617)	(6,853)
Cash, cash equivalents and restricted cash at beginning of period	41,448	37,216
Cash and cash equivalents at end of period	$32,831	$30,363
Non-cash Activity
Capital expenditures in accounts payable	$922	$472
Dividends declared but not yet paid	$—	$5,409
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 1, 2025	21,418	$7,139	$156,075	$359,976	$(35,292)	$487,898
Net loss	—	—	—	(2,688)	—	(2,688)
Other comprehensive income, net of tax	—	—	—	—	2,608	2,608
Issuance of stock, net of cancellations	182	61	(61)	—	—	—
Share-based compensation	—	—	2,300	—	—	2,300
Other share retirements	(67)	(22)	(526)	(2,267)	—	(2,815)
Cash dividends	—	—	—	(5,520)	—	(5,520)
Balance at May 31, 2025	21,533	$7,178	$157,788	$349,501	$(32,684)	$481,783

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 2, 2024	22,089	$7,363	$152,818	$340,375	$(29,531)	$471,025
Net earnings	—	—	—	31,011	—	31,011
Other comprehensive income, net of tax	—	—	—	—	521	521
Issuance of stock, net of cancellations	170	57	(57)	—	—	—
Share-based compensation	—	—	2,704	—	—	2,704
Share repurchases	(242)	(81)	(1,860)	(13,120)	—	(15,061)
Other share retirements	(80)	(27)	(603)	(4,206)	—	(4,836)
Declared dividends	—	—	—	(5,409)	—	(5,409)
Balance at June 1, 2024	21,937	$7,312	$153,002	$348,651	$(29,010)	$479,955

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Summary of Significant Accounting Policies

Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended March 1, 2025. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein and are of a normal, recurring nature. The results of operations for the three month period ended May 31, 2025 are not necessarily indicative of the results to be expected for the full year.

Adoption of new accounting standards
On November 27, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures, which expands the required disclosure for reportable segments. This guidance requires entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all segment disclosures which are currently required annually. This ASU additionally requires entities to disclose the title and position of the individual or the name of the group or committee identified as its chief operating decision-maker. We adopted this guidance in the fourth quarter of fiscal 2025 for the annual requirements and in the first quarter of fiscal 2026 for the interim requirements.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU is effective for our fiscal 2026 annual financial statements and for our interim financial statements beginning fiscal 2027. This guidance expands the existing disclosure requirements for the annual rate reconciliation between the effective tax rate and the statutory federal tax rate by requiring reconciliation items to be disaggregated by defined categories and disclosed as both percentages and amounts. ASU 2023-09 also requires the disaggregation of income taxes paid by jurisdiction for each annual period presented.

Accounting standards not yet adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This guidance requires entities to disclose more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion in commonly presented expense captions such as cost of sales and selling, general and administrative (SG&A) expenses. Such guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, although early adoption is permitted. This guidance should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. While the adoption of this ASU will not have an impact on our financial position and/or results of operations, we are currently evaluating the impact this ASU may have on our consolidated financial statement disclosures, including the processes and controls around the collection of this information.

2.Revenue, Receivables and Contract Assets and Liabilities

Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended
(In thousands)	May 31, 2025	June 1, 2024
Recognized at shipment	$158,155	$136,722
Recognized over time (input method)	119,224	116,681
Recognized over time (output method)	69,243	78,113
Total	$346,622	$331,516

Revenue is recognized at the time products are shipped from our manufacturing facilities, which is when control is transferred to our customer. Revenue is also recognized over time using an input method and an output method. The contracts for the businesses that recognize revenue following an over-time input method have a single, bundled performance obligation, as these businesses generally provide interrelated products and services and integrate these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. We measure progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract, and record that proportion of the total contract price as revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations.

Revenue is also recognized following an over-time output method based upon units produced. The customer is considered to have control over the products at the time of production, as the products are highly customized with no alternative use, and we have an enforceable right to payment for performance completed over the production period. We believe this over-time output method of recognizing revenue reasonably depicts the fulfillment of our performance obligations under our contracts.

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

(In thousands)	May 31, 2025	March 1, 2025
Trade accounts	$126,884	$117,533
Construction contracts	65,856	70,724
Total receivables	192,740	188,257
Less: allowance for credit losses	2,784	2,667
Receivables, net	$189,956	$185,590

The following table summarizes the activity in the allowance for credit losses for the three-month period ended:

(In thousands)	May 31, 2025
Beginning balance	$2,667
Charges against costs and expenses	89
Deductions from allowance, net of recoveries	(2)
Other adjustments	30
Ending balance	$2,784

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

(In thousands)	May 31, 2025	March 1, 2025
Contract assets	$69,457	$71,842
Contract liabilities	43,342	35,193

The changes in contract assets and contract liabilities were mainly due to timing of project activity within our businesses that operate under long-term contracts.

Other contract-related disclosures	Three Months Ended
(In thousands)	May 31, 2025	June 1, 2024
Revenue recognized related to contract liabilities from prior year-end	$6,830	$26,530
Revenue recognized related to prior satisfaction of performance obligations	473	3,298

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that time frame. Generally, these contracts are found in our businesses that typically operate with long-term contracts, which recognize revenue over time. The transaction prices associated with unsatisfied performance obligations at May 31, 2025 are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	May 31, 2025
Within one year	$535,558
Between one and two years	210,117
Beyond two years	89,831
Total	$835,506
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

The net cumulative catch-up adjustments on our longer-term contracts for changes in estimates had the following effect on the respective periods shown:

(in thousands, except earnings per share data)	Three Months Ended
	May 31, 2025	June 1, 2024
Operating income	$67	$3,004
Earnings per share:
Basic	0.00	0.10
Diluted	0.00	0.10

3.Inventories

(In thousands)	May 31, 2025	March 1, 2025
Raw materials	$43,323	$36,804
Work-in-process	17,789	15,554
Finished goods	42,789	39,947
Total inventories, net	$103,901	$92,305

4.Financial Instruments

Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of fixed-maturity investments:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
May 31, 2025	$9,963	$42	$186	$9,819
March 1, 2025	10,148	33	222	9,959

Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under the reinsurance agreements.

The amortized cost and estimated fair values of these investments at May 31, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty. Investments that are due within one year are included in other current assets while those due after one year are included as other non-current assets. Gross realized gains and losses were insignificant for all periods presented.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$5,384	$5,349
Due after one year through five years	4,579	4,470
Total	$9,963	$9,819

Derivative instruments
We periodically use interest rate swaps, currency put options, forward purchase contracts, or other instruments to manage risks generally associated with foreign exchange rate (primarily related to the Canadian dollar and euro), interest rate and commodity price fluctuations. The information that follows explains the various types of derivatives and financial instruments we use, how such instruments are accounted for, and how such instruments impact our financial position and performance.

In fiscal 2025, we entered into an interest rate swap with a notional value of $75.0 million with an expiration date of January 5, 2027, to hedge a portion of our exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility. In fiscal 2020, we entered into an interest rate swap with a notional value of $30.0 million with an expiration date of February 5, 2026, to hedge a portion of our exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility.

As of May 31, 2025, we held foreign exchange option contracts with U.S. dollar notional values of $0.8 million.

Derivative instruments that qualify for hedge accounting are recorded within our consolidated balance sheets within other current assets and other current liabilities. Gains or losses associated with these instruments are recorded as a component of accumulated other comprehensive loss until which time the hedged transaction is settled and gains or losses are reclassified to earnings.

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

Financial assets and liabilities measured at fair value on a recurring basis were:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
May 31, 2025
Assets:
Money market funds	$23,499	$—	$23,499
Municipal bonds	—	9,819	9,819
Foreign currency option contract	—	—	—
Interest rate swap contracts	—	437	437
Liabilities:
Interest rate swap contracts	—	531	531

March 1, 2025
Assets:
Money market funds	$20,758	$—	$20,758
Municipal bonds	—	9,959	9,959
Foreign currency option contract	—	29	29
Interest rate swap contracts	—	539	539
Liabilities:
Interest rate swap contracts	—	540	540

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

The Credit Agreement replaced the previous revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and other lenders, with maximum borrowings up to $385.0 million, and the two Canadian credit facilities with Bank of Montreal totaling $25.0 million USD.

As a result of the execution of the Credit Agreement, in the second quarter of fiscal 2025, we recognized a loss on extinguishment of debt within interest expense of $0.5 million for the write-off of unamortized financing fees related to the previous revolving credit facility. Additionally, we capitalized $3.0 million of lender fees and $0.8 million of third-party fees incurred in connection with the Credit Agreement, which were recorded as other non-current assets and are being amortized over the term of the credit facility as interest expense.

The Credit Agreement contains two maintenance financial covenants that require our Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than 3.50 and our Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to exceed 3.00. At May 31, 2025, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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

On November 4, 2024, as part of the acquisition of UW Interco, LLC (UW Solutions), and for working capital and general corporate purposes, we executed a drawdown against the delayed draw term loan facility for $250.0 million. Outstanding borrowings under the term loan facility were $215.0 million as of May 31, 2025. Outstanding borrowings under the revolving credit facility were $96.0 million as of May 31, 2025.

At May 31, 2025, we had a total of $2.6 million of ongoing letters of credit related to the senior credit facility, construction contracts and insurance collateral that expire in fiscal year 2026 and reduce borrowing capacity under the revolving credit facility. As of May 31, 2025, the amount available for revolving borrowings was $351.4 million.

The fair value of our senior credit facility approximated carrying value at May 31, 2025, and would be classified as Level 2 within the fair value hierarchy described in Note 4, due to the variable interest rates on these instruments.

(In thousands)	May 31, 2025	June 1, 2024
Interest on debt	$4,483	$1,174
Interest rate swap gain	(181)	(236)
Other interest expense	115	21
Interest income	(571)	(509)
Interest expense, net	$3,846	$450

Interest payments under the credit facilities were $4.4 million and $1.1 million for the three months ended May 31, 2025 and June 1, 2024, respectively. The weighted average interest rates on borrowings outstanding, inclusive of the impact of our interest rate swap as of May 31, 2025 and March 1, 2025 were 4.46% and 4.32%, respectively.

6.Commitments and Contingent Liabilities

Bond commitments
In the ordinary course of business, predominantly in our Architectural Services Segment, we are required to provide surety or performance bonds that commit payments to our customers for non-performance against our contracts. At May 31, 2025, $1.2 billion of these types of bonds were outstanding, of which $339.2 million is in our backlog. These bonds have expiration dates that align with the completion of these contracts. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

Three Months Ended
(In thousands)	May 31, 2025
Balance at beginning of period	$18,461
Additional accruals	1,539
Claims paid	(1,792)
Balance at end of period	$18,208

Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services Segment and in certain parts of our

Architectural Metals Segment. We manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages.

Letters of credit
At May 31, 2025, we had $2.6 million of ongoing letters of credit as discussed in Note 5.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $16.0 million as of May 31, 2025.

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

The table below provides a summary of estimated benefits related to our outstanding NMTC transactions (in thousands):

Inception date	Termination date	Deferred benefit	Deferred costs	Net benefit
May 2022(1)	August 2025	$6,052	$1,855	$4,197
September 2018	September 2025	$3,198	$631	$2,567
Total		$9,250	$2,486	$6,764
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

In December 2022, the claimant in an arbitration of one such claim was awarded $20 million by an arbitration panel. The claimant then sought to confirm this award in Los Angeles Superior Court in March 2023. In response, the Company moved to vacate the award. Later in March 2023, the Superior Court confirmed the award, which the Company appealed in June 2023. The appeal was argued before the California Court of Appeals, Second Appellate District, Division Seven, on March 7, 2025. The California Court of Appeals confirmed the judgment of the Superior Court on March 25, 2025 and the Company paid the final arbitration award, including accrued post-judgment interest, in the amount of $24.7 million, on April 7, 2025. As a result of the judgment, in the fourth quarter of fiscal 2025, we recorded expense of $9.4 million, which represented the impact of the award amount net of existing reserves and insurance proceeds of $11.0 million.

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

7.Supplier Finance Program Obligations

We have a supplier financing arrangement that enables select suppliers, at their sole discretion, to sell our receivables (i.e., our payment obligations to the suppliers) on a non-recourse basis in order to be paid earlier than our payment terms provide. These suppliers’ voluntary inclusion of invoices in the supplier financing arrangement has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in the supplier’s decision to participate in the supplier financing program, and we do not provide any guarantees in connection with it. The balances owed are reflected in accounts payable in the consolidated balance sheets and are reflected in net cash provided by operating activities in our consolidated statements of cash flows when settled.

The following table summarizes the obligation activity and outstanding balance as of May 31, 2025 that we have confirmed as valid to the administrators of our program:

(In thousands)	May 31, 2025
Balance at beginning of period	$6,846
Obligations added to the program	13,392
Obligations settled	(12,794)
Balance at end of period	$7,444

8.Shareholders' Equity

We paid dividends totaling $5.5 million ($0.26 per share) in the first three months of fiscal 2026, compared to declared dividends of $5.4 million ($0.25 per share) in the comparable prior year period.

During fiscal 2004, the Board of Directors authorized a share repurchase program allowing us to repurchase shares of our outstanding common stock, with subsequent increases in authorization. During the three-months ended May 31, 2025, we did not repurchase shares under the program. During the three-months ended June 1, 2024, we repurchased 241,573 shares under the program, for a total cost of $15.1 million. We have repurchased a total of 12,063,207 shares, at a total cost of $438.5 million, since the inception of this program in fiscal 2004. We have remaining authority to repurchase 2,186,793 shares under this program, which has no expiration date. We may also elect to repurchase additional shares of common stock under our authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing.

Additionally, shares withheld from the vesting of restricted awards, or the settlement of performance-based awards, are treated as purchases and retirements, and are included within other, net in the financing activities section in the consolidated statement of cash flows.

9.Share-Based Compensation

As part of our compensation structure, we grant stock-based compensation awards to certain employees and non-employee directors during the fiscal year. These awards may be in the form of incentive stock options (to employees only), restricted stock awards and restricted stock units, and performance share unit awards, all of which are granted at a price or with an exercise price equal to the fair market value of the Company’s stock at the date of award, unless the date of the award is on a day the Nasdaq Stock Market is not open for trading. In that case, the exercise price shall equal the fair market value on the most recent preceding date when such market is open.

The table below sets forth the number of stock-based compensation awards granted during the three-months ended May 31, 2025, along with the weighted average grant date fair value:

Awards	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock awards and restricted stock units(1)	134,036	$45.62
Performance share units (2)	52,018	$45.65

(1) Represent service condition awards which generally vest over a two- or three-year period.
(2) Represent performance condition awards with the grant equal to the target number of performance shares based on the share price at grant date. These grants allow for the right to receive a variable number of shares, between 0% and 200% of target, dependent on being employed at the end of the performance period and achieving defined performance goals for average adjusted return on invested capital and cumulative adjusted earnings per share.

Total share-based compensation expense included in the results of operations was $2.3 million for the three-month period ended May 31, 2025 and $2.7 million for the three-month period ended June 1, 2024, respectively.

At May 31, 2025, there was $17.2 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 26 months. The total fair value of shares vested during the three-months ended May 31, 2025 was $7.4 million.

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

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. Income tax expense as a percentage of earnings before income tax was 211.9%, compared to 24.5% for the same period last year. The increase in the effective tax rate was primarily driven by lower net earnings before income tax.

The total liability for unrecognized tax benefits was $6.1 million at May 31, 2025 compared to $6.0 million at March 1, 2025. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense.

11.Earnings per Share

The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share (diluted EPS):

	Three Months Ended
(In thousands)	May 31, 2025	June 1, 2024
Net (loss) earnings	$(2,688)	$31,011

Basic earnings per share – weighted average common shares outstanding	21,338	21,823
Weighted average effect of nonvested share grants and assumed exercise of stock options	—	238
Diluted earnings per share – weighted average common shares and potential common shares outstanding (1)	21,338	22,061
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	—	87

Basic (loss) earnings per share	$(0.13)	$1.42
Diluted (loss) earnings per share	$(0.13)	$1.41
(1) In the first quarter of fiscal 2026, there were 224 shares excluded from the calculation of diluted loss per share, due to their anti-dilutive effect.

12.Business Segment Data

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

The Company’s CEO is the chief operating decision maker (CODM). The CODM utilizes net sales and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) to assess segment performance and make decisions about the allocation of operating and capital resources by analyzing recent results, trends, and variances of each segment in relation to forecasts and historical performance.

Net sales, adjusted cost of sales, adjusted SG&A, other income (expense), depreciation and amortization and the resulting adjusted EBITDA for each of the Company’s four reportable segments are presented below. Segment net sales is defined as net sales for a certain segment and includes revenue related to intersegment transactions. We report net sales intersegment eliminations separately to exclude these sales from our consolidated total. Segment adjusted EBITDA includes intersegment sales transactions and excludes certain corporate costs that are not allocated at a segment level. We report these unallocated corporate costs in Corporate and Other.

	Three Months Ended May 31, 2025
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Total
Net sales	$128,596	$106,505	$69,271	$42,250	$346,622
Intersegment net sales	28	—	4,002	—	4,030
Total segment net sales	128,624	106,505	73,273	42,250	350,652
Adjusted cost of sales (1)	(97,603)	(90,664)	(51,759)	(28,217)	(268,243)
Adjusted SG&A (2)	(25,468)	(10,847)	(11,309)	(9,624)	(57,248)
Other expense, net	—	—	(58)	—	(58)
Depreciation and amortization	3,813	1,073	3,270	3,550	11,706
Adjusted EBITDA	$9,366	$6,067	$13,417	$7,959	$36,809

	Three Months Ended June 1, 2024
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Total
Net sales	$133,109	$99,027	$78,176	$21,204	$331,516
Intersegment net sales	63	—	8,527	—	8,590
Total segment net sales	133,172	99,027	86,703	21,204	340,106
Adjusted cost of sales (1)	(88,552)	(81,852)	(58,288)	(12,485)	(241,177)
Adjusted SG&A (2)	(25,287)	(11,552)	(11,324)	(3,873)	(52,036)
Other income (expense), net	—	—	130	—	130
Depreciation and amortization	4,507	950	3,010	796	9,263
Adjusted EBITDA	$23,840	$6,573	$20,231	$5,642	$56,286

(1)
Adjusted cost of sales excludes $7.0 million of adjustments related to acquisition and restructuring expense and $0.6 million of adjustments related to restructuring expense as described in more detail within the reconciliation presented below, for the three months ended May 31, 2025 and June 1, 2024, respectively.

(2)
Adjusted SG&A expenses excludes $6.0 million of adjustments related to acquisition and restructuring expense and $0.4 million of adjustments related to restructuring expense as described in more detail within the reconciliation presented below, for the three months ended May 31, 2025 and June 1, 2024, respectively.

The following table presents the reconciliation of adjusted EBITDA to net (loss) earnings, the nearest measurement under U.S. GAAP:

	Three Months Ended
(In thousands)	May 31, 2025	June 1, 2024
Segment Adjusted EBITDA	$36,809	$56,286
Corporate and Other Expenses	(5,129)	(3,481)
Segment acquisition-related costs (1)	(277)	—
Segment restructuring costs (2)	(12,718)	(998)
Depreciation and amortization	(12,436)	(10,283)
Interest expense, net	(3,846)	(450)
Income tax expense	(5,091)	(10,063)
Net (loss) earnings	$(2,688)	$31,011

(1)	Acquisition-related costs include costs related to one-time expenses incurred to integrate the UW Solutions acquisition.
(2)	Segment restructuring charges related to Project Fortify.

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

The total purchase consideration was $232.2 million in cash, net of a favorable net working capital adjustment of $0.9 million and cash acquired of $8.7 million. The acquisition was funded with cash on hand and borrowings under our existing credit agreement. During fiscal 2025, we incurred total pre-tax acquisition-related expenses of $10.3 million associated with the acquisition. During the first quarter of fiscal 2026, we incurred $0.1 million and $0.2 million in integration costs associated with the acquisition, which are included in cost of sales and SG&A within our consolidated results of operations, respectively.

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

The following table presents the estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(In thousands)
Assets:
Cash and cash equivalents	$8,703
Receivables, net	12,427
Inventories, net	17,903
Other current assets	1,122
Property, plant and equipment	26,563
Operating lease right-of-use assets	14,189
Goodwill	107,826
Intangible assets, net	79,679
Other non-current assets	166
Total Assets	$268,578
Liabilities:
Accounts payable	5,126
Accrued compensation and benefits	6,900
Operating lease liabilities	1,259
Other non-current liabilities	1,490
Noncurrent operating lease liabilities	12,930
Total Liabilities	$27,705
Net assets recorded	$240,873

The impact of the acquisition of UW Solutions on our consolidated results of operations for the three-month period ended on May 31, 2025 was $22.0 million of net sales and $1.4 million net loss, respectively.

The following supplemental unaudited pro forma information presents our financial results as if the acquisition of UW Solutions had occurred on March 3, 2024. This supplemental pro forma information has been prepared for comparative purposes and would not necessarily indicate what may have occurred if the acquisition had been completed on March 3, 2024, and this information is not intended to be indicative of future results.

(in thousands, except earnings per share data) (Unaudited)	Three Months Ended
June 1, 2024
Net sales	$354,628
Net earnings	29,930
Earnings per share:
Basic	$1.37
Diluted	$1.36

Nonrecurring charges of $0.3 million integration costs incurred in the first quarter of fiscal 2026 are reflected as if those charges were incurred in the first quarter of fiscal 2025 supplemental pro forma earnings.

These amounts have been calculated after applying our accounting policies and adjusting the results of UW Solutions to reflect the effect of definite-lived intangible assets recognized as part of the business combination on amortization expense as if the acquisition had occurred on March 3, 2024.

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
Additionally, the Company implemented actions to optimize processes and streamline resources in its Architectural Services and Corporate and Other. The Company completed Project Fortify during the fourth quarter of fiscal 2025 and incurred a total of $16.7 million of restructuring charges, which led to an annualized pre-tax cost savings of approximately $14 million.

On April 23, 2025, we announced a second phase of Project Fortify (referred to as "Project Fortify Phase 2" or "Phase 2") to drive further cost efficiencies, primarily in the Architectural Metals and Architectural Services Segments. Phase 2 focuses on further optimizing our operating footprint and aligning resources to enable a more effective operating model. We expect to incur approximately $24 million to $26 million of pre-tax charges associated with Phase 2. The total charges are expected to include the following:
•$9 million to $10 million of severance and employee related costs;
•$2 million to $3 million of contract termination costs; and
•$12 million to $13 million of other expenses.

We expect the actions associated with Phase 2 to be substantially completed by the end of the fourth quarter of fiscal 2026 and expect them to deliver annualized pre-tax cost savings of approximately $13 million to $15 million.

During the first quarter of fiscal 2026, we incurred $15.3 million of pre-tax costs associated with Phase 2, of which $6.9 million is included in cost of sales and $8.4 million is included within SG&A. The SG&A charges include a $5.0 million non-cash intangible asset impairment charge in the Architectural Services segment and $2.6 million of a non-cash asset write-off and other charges in Corporate and Other.

The table below reflects the pretax impact of Project Fortify for the quarters ended May 31, 2025 and June 1, 2024, respectively.

(In thousands)	Architectural Metals	Architectural Services	Corporate and Other	Total
May 31, 2025
Termination benefits	$805	$5,947	$—	$6,752
Other restructuring charges	665	5,300	2,630	8,595
Total restructuring charges	$1,470	$11,247	$2,630	$15,347
June 1, 2024
Termination benefits	$302	$—	$124	$426
Other restructuring charges	696	—	—	696
Total restructuring charges	$998	$—	$124	$1,122

The following table summarizes our restructuring related accrual balances included within accrued payroll and related benefits and other current liabilities in the consolidated balance sheets. All remaining accrual balances are expected to be paid within fiscal 2026.

(In thousands)	Architectural Metals	Architectural Services	Corporate and Other	Total
Balance at March 1, 2025	$1,286	$650	$511	$2,447
Restructuring expense	1,088	5,947	2,630	9,665
Payments	(259)	(966)	(182)	(1,407)
Balance at May 31, 2025	$2,115	$5,631	$2,959	$10,705

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

Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under “Risk Factors” section of our Annual Report on Form 10-K for the year ended March 1, 2025 and in subsequent filings with the U.S. Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

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

Overview
We are a leading provider of architectural products and services for enclosing buildings, and high-performance coating products used in applications for preservation, protection and enhanced viewing. Our four reporting segments are: Architectural Metals, Architectural Services, Architectural Glass, and Performance Surfaces.

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
2.Actively manage our portfolio to drive higher margins and returns. We are shifting our business mix toward higher operating margin offerings in order to improve our return on invested capital performance. We accomplish this by allocating resources to grow our top performing businesses, actively addressing underperforming businesses, and investing to add new differentiated product and service offerings to accelerate our growth and increase margins. We continually analyze our current portfolio of products, services, and capabilities to identify the best areas for future profitable growth. We also evaluate inorganic opportunities where we can deploy capital to acquire businesses that will be accretive to our long-term growth rate and operating margins.
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

Recent Developments
On April 23, 2025, we announced an extension of Project Fortify ("Project Fortify Phase 2" or "Phase 2") to drive further cost efficiencies, primarily in the Architectural Metals and Architectural Services Segments. Phase 2 focuses on further optimizing our operating footprint and aligning resources to enable a more effective operating model. We expect the actions of Phase 2 to incur approximately $24 million to $26 million of pre-tax charges. Phase 2 is expected to deliver annualized pre-tax cost savings of approximately $13 million to $15 million. We expect the actions associated with Phase 2 to be substantially completed by the end of the fourth quarter of fiscal 2026. See Note 14 for additional information.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 1, 2025 and the consolidated financial statements, including the notes to consolidated financial statements, included therein.

Results of Operations
The following tables provide various components of operations as year over year U.S. dollar and percentage change, as well as a percentage of net sales.

	Three Months Ended		% of Net Sales
(in thousands, except percentages)	May 31, 2025	June 1, 2024	May 31, 2025	June 1, 2024
Net sales	$346,622	$331,516	100.0%	100.0%
Cost of sales	271,497	232,661	78.3	70.2
Gross profit	75,125	98,855	21.7	29.8
Selling, general and administrative expenses	68,194	57,474	19.7	17.3
Operating income	6,931	41,381	2.0	12.5
Interest expense, net	3,846	450	1.1	0.1
Other expense (income), net	682	(143)	0.2	—
Earnings before income taxes	2,403	41,074	0.7	12.4
Income tax expense	5,091	10,063	1.5	3.0
Net (loss) earnings	$(2,688)	$31,011	(0.8)%	9.4%
Effective tax rate			211.9%	24.5%

Comparison of First Quarter Fiscal 2026 to First Quarter Fiscal 2025
•Consolidated net sales increased 4.6%, to $346.6 million, driven by $22.0 million of inorganic sales contribution from the acquisition of UW Solutions. Growth from inorganic sales was partially offset by lower volume in Architectural Glass and a less favorable mix in Architectural Metals.

•Gross margin decreased to 21.7%, compared to 29.8%, primarily due to restructuring charges of $6.9 million, a less favorable mix and higher aluminum costs in Architectural Metals, and higher tariff expense in Architectural Services.

•SG&A expenses increased $10.7 million to 19.7% of net sales, compared to 17.3% of net sales. The increase in SG&A as a percentage of net sales was primarily due to restructuring charges of $8.4 million and increased amortization expense associated with the UW Solutions transaction, partially offset by lower long-term incentive expense.

•Operating income declined to $6.9 million from $41.4 million, and operating margin decreased 1,050 basis points to 2.0%. The decline in operating margin was primarily driven by restructuring charges of $15.3 million, a less favorable mix and higher aluminum costs in Architectural Metals, higher tariff expense in Architectural Services, and increased amortization expense associated with the UW Solutions transaction, partially offset by lower long-term incentive expense.

•Adjusted EBITDA decreased to $34.4 million compared to $52.6 million and adjusted EBITDA margin decreased to 9.9% compared to 15.9%. The decrease in adjusted EBITDA margin was primarily driven by a less favorable mix and higher aluminum costs in Architectural Metals, as well as higher tariff expense in Architectural Services, partially offset by lower long-term incentive expense.

•Interest expense, net increased to $3.8 million, primarily due to increased debt resulting from the acquisition of UW Solutions.

•Other income was $0.7 million compared to expense of $0.1 million. The change was driven by an increase in value of company-owned life insurance assets.

•Income tax expense as a percentage of earnings before income tax was 211.9%, compared to 24.5% for the same period last year. The increase in the effective tax rate was primarily due to lower earnings before income taxes.

•Net loss of $2.7 million compared to net earnings of $31.0 million.

Segment Analysis
We have four operating segments which are also reportable segments. Each of our four segments have distinct economic characteristics, including products and services provided, production processes and varying ranges in performance and results.

We evaluate the performance of our segments based on segment net sales and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA). Our CEO is our chief operating decision maker (CODM). The CODM uses these measurements to assess segment performance and make decisions about the allocation of operating and capital resources by analyzing recent results, trends, and variances of each segment in relation to forecasts and historical performance.

The segment measurements provided to, and evaluated by, the CODM are described in Note 12 of our unaudited condensed consolidated financial statements.

The following table presents net sales, adjusted EBITDA and adjusted EBITDA margin by segment and the consolidated total.

	Three Months Ended
(In thousands, except percentages)	May 31, 2025	June 1, 2024	% Change
Segment net sales
Architectural Metals	$128,624	$133,172	(3.4)%
Architectural Services	106,505	99,027	7.6%
Architectural Glass	73,273	86,703	(15.5)%
Performance Surfaces	42,250	21,204	99.3%
Total segment sales	350,652	340,106	3.1%
Intersegment eliminations	(4,030)	(8,590)	(53.1)%
Net sales	$346,622	$331,516	4.6%
Segment adjusted EBITDA
Architectural Metals	9,366	23,840	(60.7)%
Architectural Services	6,067	6,573	(7.7)%
Architectural Glass	13,417	20,231	(33.7)%
Performance Surfaces	7,959	5,642	41.1%
Corporate and Other	(2,425)	(3,664)	(33.8)%
Adjusted EBITDA	$34,384	$52,622	(34.7)%
Segment adjusted EBITDA margins
Architectural Metals	7.3%	17.9%
Architectural Services	5.7%	6.6%
Architectural Glass	18.3%	23.3%
Performance Surfaces	18.8%	26.6%
Corporate and Other	N/M	N/M
Adjusted EBITDA margin	9.9%	15.9%
N/M Indicates calculation not meaningful.

The following table summarizes the impact that different items had on our net sales for the first quarter fiscal 2026. All net sales for the first quarter of fiscal 2025 were organic.

(In thousands, except percentages)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Intersegment eliminations	Consolidated
Fiscal 2025 net sales	$133,172	$99,027	$86,703	$21,204	$(8,590)	$331,516
Organic business (1)	(4,548)	7,478	(13,430)	(982)	4,560	(6,922)
Acquisition (2)	—	—	—	22,028	—	22,028
Fiscal 2026 net sales	$128,624	$106,505	$73,273	$42,250	$(4,030)	$346,622

Total net sales growth (decline)	(3.4)%	7.6%	(15.5)%	99.3%	(53.1)%	4.6%
Organic business (1)	(3.4)%	7.6%	(15.5)%	(4.6)%	(53.1)%	(2.1)%
Acquisition (2)	—%	—%	—%	103.9%	—%	6.6%

(1)
Organic business includes net sales associated with acquired product lines or businesses that occur after the first twelve months from the date the product line or business is acquired and net sales from internally developed product lines or businesses.

(2)	On November 4, 2024, we completed the acquisition of UW Solutions. For additional information, see Note 13 to the accompanying consolidated financial statements.

Architectural Metals
Comparison of First Quarter Fiscal 2026 to First Quarter Fiscal 2025
•Net sales were $128.6 million, compared to $133.2 million, primarily reflecting a less favorable mix, partially offset by increased volume.

•Adjusted EBITDA was $9.4 million, or 7.3% of net sales, compared to $23.8 million, or 17.9% of net sales. The decline in adjusted EBITDA margin was primarily driven by a less favorable mix, higher aluminum costs, unfavorable productivity, and unfavorable sales leverage, partially offset by the impact from higher volume.

Architectural Services
Comparison of First Quarter Fiscal 2026 to First Quarter Fiscal 2025
•Net sales were $106.5 million, compared to $99.0 million, primarily due to increased volume.

•Adjusted EBITDA decreased to $6.1 million, or 5.7% of net sales, compared to $6.6 million, or 6.6% of net sales. The decrease in adjusted EBITDA margin was primarily driven by higher tariff expense, partially offset by a more favorable mix of projects and favorable sales leverage.

•For the three months ended May 31, 2025 and June 1, 2024, cumulative catch-up adjustments on our longer-term contracts for changes in estimates were as follows:

(in thousands)	2026	2025
Gross favorable adjustments	$5,293	$3,554
Gross unfavorable adjustments	(5,226)	(550)
Net adjustments	$67	$3,004

Architectural Glass
Comparison of First Quarter Fiscal 2026 to First Quarter Fiscal 2025
•Net sales were $73.3 million, compared to $86.7 million, primarily reflecting reduced volume due to lower end-market demand.

•Adjusted EBITDA decreased to $13.4 million, or 18.3% of net sales, compared to $20.2 million, or 23.3% of net sales. The decline in adjusted EBITDA margin was primarily driven by unfavorable sales leverage.

Performance Surfaces
Comparison of First Quarter Fiscal 2026 to First Quarter Fiscal 2025
•Net sales were $42.3 million, compared to $21.2 million, which included $22.0 million of inorganic sales contribution from the acquisition of UW Solutions.

•Adjusted EBITDA was $8.0 million, or 18.8% of net sales, compared to $5.6 million, or 26.6% of net sales. The decline in adjusted EBITDA margin was primarily driven by the dilutive effect of lower adjusted EBITDA margin from UW Solutions, unfavorable mix, and increased corporate allocation expense.

Corporate and Other
Comparison of First Quarter Fiscal 2026 to First Quarter Fiscal 2025
•Corporate and Other adjusted EBITDA expense was $2.4 million, compared to $3.7 million, primarily driven by lower long-term incentive expense.

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

Architectural Services
As of May 31, 2025, segment backlog was approximately $682.9 million, compared to approximately $720.3 million at the end of the fourth quarter of fiscal 2025.

Reconciliation of Non-GAAP Financial Measures
Adjusted net earnings, adjusted diluted earnings per share (adjusted diluted EPS), adjusted net earnings before interest, taxes, depreciation and amortization (adjusted EBITDA), and adjusted EBITDA margin are supplemental non-GAAP financial measures provided by the Company to assess performance on a more comparable basis from period-to-period by excluding amounts that management does not consider part of core operating results. Management uses these non-GAAP measures as noted below:

•We use adjusted net earnings, and adjusted diluted EPS to provide meaningful supplemental information about our operating performance by excluding amounts that are not considered part of core operating results to enhance comparability of results from period to period.
•We believe adjusted EBITDA and adjusted EBITDA margin metrics provide useful information to investors and analysts about our core operating performance. In addition, adjusted EBITDA is among the primary measures used by management for the planning and forecasting of future period, as well as for measuring performance for compensation of executives and other members of management.

These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported financial results of the Company prepared in accordance with U.S. GAAP. Other companies may calculate these measures differently, thereby limiting the usefulness of the measures for comparison with other companies.

Apogee Enterprises, Inc.
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
(Unaudited)
	Three Months Ended May 31, 2025
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net (loss) earnings	$3,669	$(6,193)	$10,202	$4,132	$(14,498)	$(2,688)
Interest expense (income), net	457	(52)	(145)	—	3,586	3,846
Income tax (benefit) expense	(44)	(8)	90	—	5,053	5,091
Depreciation and amortization	3,813	1,072	3,270	3,550	731	12,436
EBITDA	7,895	(5,181)	13,417	7,682	(5,128)	18,685
Acquisition-related costs (1)	—	—	—	277	72	349
Restructuring costs (2)	1,471	11,248	—	—	2,631	15,350
Adjusted EBITDA	$9,366	$6,067	$13,417	$7,959	$(2,425)	$34,384

EBITDA margin	6.1%	(4.9)%	18.3%	18.2%	(1.5)%	5.4%
Adjusted EBITDA margin	7.3%	5.7%	18.3%	18.8%	(0.7)%	9.9%

(1)	Costs related to the acquisition of UW Solutions.
(2)	Restructuring charges related to Project Fortify Phase 2.

	Three Months Ended June 1, 2024
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net (loss) earnings	$17,759	$5,620	$18,050	$4,846	$(15,264)	$31,011
Interest expense (income), net	570	3	(112)	—	(11)	450
Income tax expense (benefit)	6	—	(717)	—	10,774	10,063
Depreciation and amortization	4,507	950	3,010	796	713	9,976
EBITDA	22,842	6,573	20,231	5,642	(3,788)	51,500
Restructuring costs (3)	998	—	—	—	124	1,122
Adjusted EBITDA	$23,840	$6,573	$20,231	$5,642	$(3,664)	$52,622

EBITDA margin	17.2%	6.6%	23.3%	26.6%	(1.1)%	15.5%
Adjusted EBITDA margin	17.9%	6.6%	23.3%	26.6%	(1.1)%	15.9%

(3)	Restructuring charges related to Project Fortify Phase 1.

Reconciliation of Non-GAAP Financial Measures
Adjusted Net Earnings and Adjusted Diluted Earnings Per Share
(Unaudited)

	Three Months Ended
(In thousands)	May 31, 2025	June 1, 2024
Net (loss) earnings	$(2,688)	$31,011
Acquisition-related costs (1)	349	—
Restructuring charges (2)	15,350	1,122
Income tax impact on above adjustments (3)	(1,161)	(275)
Adjusted net earnings	$11,850	$31,858

	Three Months Ended
	May 31, 2025	June 1, 2024
Diluted (loss) earnings per share	$(0.13)	$1.41
Acquisition-related costs (1)	0.02	—
Restructuring charges (2)	0.72	0.05
Income tax impact on above adjustments (3)	(0.05)	(0.01)
Adjusted diluted earnings per share	$0.56	$1.44

Weighted average diluted shares outstanding	21,338	22,061

(1)	Acquisition-related costs include costs related to one-time expenses incurred to integrate the UW Solutions acquisition.
(2)	Restructuring charges related to Project Fortify Phase 2.
(3)	Income tax impact reflects the estimated blended statutory tax rate for the jurisdictions in which the charge or income occurred.

Liquidity and Capital Resources
We rely on cash provided by operations for our material cash requirements, including working capital needs, capital expenditures, satisfaction of contractual commitments (including principal and interest payments on our outstanding indebtedness) and shareholder return through dividend payments and share repurchases.

Operating Activities. Net cash used in operating activities was $19.8 million for the first three months of fiscal 2026, compared to cash provided by operating activities of $5.5 million in the prior year period. The increase of cash used in operating activities was primarily driven by lower net earnings and an increased cash used for working capital, including a payment of $24.7 million for the settlement of an arbitration award.

Investing Activities. Net cash used in investing activities was $7.0 million for the first three months of fiscal 2026, compared to $7.3 million in the prior year period. The net cash used in investing activities was primarily related to capital expenditures in both periods.

Financing Activities. Net cash provided by financing activities was $17.6 million for the first three months of fiscal 2026, compared to $4.9 million of net cash used in financing activities in the prior year period. The increase in net cash provided by financing activities was primarily driven by differences in cash requirements to support the change in operating cash flows between periods.

Additional Liquidity Considerations. We periodically evaluate our liquidity requirements, cash needs and availability of debt resources relative to acquisition plans, significant capital plans, and other working capital needs.

On July 19, 2024, we entered into a Credit Agreement (the Credit Agreement) with Bank of America, N.A., as administrative agent, and other lenders. The Credit Agreement provides for an unsecured senior credit facility in an aggregate principal amount of up to $700.0 million, in which commitments were made through a $450.0 million, five-year revolving credit facility and a committed $250.0 million delayed draw term loan facility. Borrowings under the revolving credit facility can be in Canadian dollars (CAD) limited to $25.0 million USD. The term loan facility may be utilized in up to two drawdowns, which are available to be ma de within one year after the closing date. The senior credit facility has a term of five years with a maturity date of July 19, 2029.

The Credit Agreement replaced the previous revolving credit facility with Wells Fargo Bank, N.A., as administrative agent, and other lenders, with maximum borrowings up to $385.0 million, and the two Canadian credit facilities with Bank of Montreal totaling $25.0 million USD.

As a result of the execution of the Credit Agreement, in the second quarter of fiscal 2025, we recognized a loss on extinguishment of debt within interest expense of $0.5 million for the write-off of unamortized financing fees related to the previous revolving credit facility. Additionally, we capitalized $3.0 million of lender fees and $0.8 million of third-party fees incurred in connection with the Credit Agreement, which were recorded as other non-current assets and are being amortized over the term of the credit facility as interest expense.

The Credit Agreement contains two maintenance financial covenants that require our Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than 3.50 and our Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to exceed 3.00. At May 31, 2025, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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

On November 4, 2024, as part of the acquisition of UW Solutions, and for working capital and general corporate purposes, we executed a drawdown against the delayed draw term loan facility for $250.0 million. Outstanding borrowings under the term loan facility were $215.0 million as of May 31, 2025. Outstanding borrowings under the revolving credit facility were $96.0 million as of May 31, 2025.

At May 31, 2025, we had a total of $2.6 million of ongoing letters of credit related to the senior credit facility, construction contracts and insurance collateral that expire in fiscal year 2026 and reduce borrowing capacity under the revolving credit facility. As of May 31, 2025, the amount available for revolving borrowings was $351.4 million.

We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Future payments for such leases, excluding leases with initial terms of one year or less, were $71.8 million at May 31, 2025, with $12.5 million payable during the remainder of fiscal 2026.

As of May 31, 2025, we had $16.0 million of open purchase obligations, of which payments totaling $7.8 million are expected to become due during the remainder of fiscal 2026. These purchase obligations primarily relate to raw material commitments and capital expenditures and are not expected to impact future liquidity, as amounts should be recovered through customer billings.

We expect to make contributions of $0.4 million to our defined-benefit pension plans in fiscal 2026, which will equal or exceed our minimum funding requirements.

As of May 31, 2025, we had reserves of $6.1 million for unrecognized tax benefits. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.

We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At May 31, 2025, $1.2 billion of these types of bonds were outstanding, of which $339.2 milli on is in our backlog. These bonds have expiration dates that align with completion of the purchase order or contract. We have not been required to make any payments under these bonds with respect to our existing businesses.

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

Related Party Transactions
No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended March 1, 2025.

Critical Accounting Policies
There have been no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 1, 2025.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2025 for a discussion of the Company’s market risk. There have been no material changes in market risk since March 1, 2025.

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
b)On November 4, 2024, we completed our acquisition of UW Solutions. In accordance with Securities Exchange Commission guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded UW Solutions from our assessment of the effectiveness of internal control over financial reporting as of May 31, 2025. The assets and net sales of UW Solutions that were excluded from our assessment constituted approximately 22.0% and 6.4%, respectively, of the related consolidated financial statement amounts as of and for the three months ended May 31, 2025. The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as May 31, 2025 includes all of our consolidated operations except for those disclosure controls and procedures of UW Solutions. See Note 13 for additional information regarding the UW Solutions acquisition. Based on our assessment, the Company's management believes that, as of May 31, 2025, the Company's internal control over financial reporting was effective based on those criteria.
c)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2022, the claimant in an arbitration of one such claim was awarded $20 million by an arbitration panel. The claimant then sought to confirm this award in Los Angeles Superior Court in March 2023. In response, the Company moved to vacate the award. Later in March 2023, the Superior Court confirmed the award, which the Company appealed in June 2023. The appeal was argued before the California Court of Appeals, Second Appellate District, Division Seven, on March 7, 2025. The California Court of Appeals confirmed the judgment of the Superior Court on March 25, 2025. The Company paid the final arbitration award, including accrued post-judgment interest, in the amount of $24.7 million, on April 7, 2025. As a result of the judgment, we recorded expense of $9.4 million, which represents the impact of the award amount net of existing reserves and insurance proceeds of $11.0 million. This impact was recorded in cost of goods sold in the fourth quarter of fiscal 2025.

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

Item 1A.Risk Factors
There have been no material changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended March 1, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
March 2, 2025 to March 29, 2025	—	$—	—	2,189,793
March 30, 2025 to April 26, 2025	—	—	—	2,189,793
April 27, 2025 to May 31, 2025	—	—	—	2,189,793
Total	—	$—	—	2,189,793
(a)We did not purchase any shares pursuant to our publicly announced repurchase program during the fiscal quarter, nor were any shares surrendered to us by plan participants to satisfy withholding tax obligations related to share-based compensation during the quarter.
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

Item 5.    Other Information

Insider Adoption or Termination of Trading Arrangements
During the three months ended May 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

2.1
Membership Interest Purchase Agreement, dated as of September 23, 2024, by and among UW Holdings, LLC, UW Interco, LLC and Apogee Enterprises, Inc. Incorporate by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on September 25, 2024.

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year-ended February 28, 2004.)
3.2	Articles of Amendment to Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on January 16, 2020.
3.3	Amended and Restated Bylaws of Apogee Enterprises, Inc. Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on July 1, 2021.
10.1#	Apogee Enterprises, Inc. 2000 Employee Stock Purchase Plan (Amended and Restated Effective as of June 13, 2025)
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101#
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of May 31, 2025 and March 1, 2025, (ii) the Consolidated Results of Operations for the three -months ended May 31, 2025 and June 1, 2024, (iii) the Consolidated Statements of Comprehensive Earnings for the three -months ended May 31, 2025 and June 1, 2024, (iv) the Consolidated Statements of Cash Flows for the three-months ended May 31, 2025 and June 1, 2024, (v) the Consolidated Statements of Shareholders' Equity for the three -months ended May 31, 2025 and June 1, 2024, and (vi) Notes to Consolidated Financial Statements.

104#	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
Exhibits marked with a (#) sign are filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: July 2, 2025	By: /s/ Ty R. Silberhorn
Ty R. Silberhorn President and Chief Executive Officer (Principal Executive Officer)

Date: July 2, 2025	By: /s/ Matthew J. Osberg
Matthew J. Osberg Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)