Form 10-Q
period 2025-08-30
APOGEE ENTERPRISES, INC.
filed 2025-10-09
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 6, 2025, 21,510,930 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except stock data)	August 30, 2025	March 1, 2025
Assets
Current assets
Cash and cash equivalents	$39,526	$41,448
Receivables, net	195,324	185,590
Inventories, net	102,463	92,305
Contract assets	61,545	71,842
Other current assets	61,248	50,919
Total current assets	460,106	442,104
Property, plant and equipment, net of accumulated depreciation of $478,793 and $469,480	259,177	268,139
Operating lease right-of-use assets	56,053	62,314
Goodwill	236,653	235,775
Intangible assets, net	116,485	128,417
Other non-current assets	26,209	38,520
Total assets	$1,154,683	$1,175,269
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$95,412	$98,804
Accrued compensation and benefits	39,095	48,510
Contract liabilities	51,003	35,193
Operating lease liabilities	16,187	15,290
Other current liabilities	60,195	87,659
Total current liabilities	261,892	285,456
Long-term debt	270,000	285,000
Non-current operating lease liabilities	46,143	51,632
Non-current self-insurance reserves	31,048	30,382
Other non-current liabilities	45,385	34,901
Commitments and contingent liabilities (Note 6)
Shareholders’ equity
Junior preferred stock of $1.00 par value; authorized 200,000 shares; zero issued and outstanding	—	—
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 21,516,390 and 21,417,631, respectively	7,172	7,139
Additional paid-in capital	158,065	156,075
Retained earnings	367,578	359,976
Accumulated other comprehensive loss	(32,600)	(35,292)
Total shareholders’ equity	500,215	487,898
Total liabilities and shareholders’ equity	$1,154,683	$1,175,269
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Net sales	$358,194	$342,440	$704,816	$673,956
Cost of sales	275,587	245,119	547,084	477,780
Gross profit	82,607	97,321	157,732	196,176
Selling, general and administrative expenses	55,719	55,356	123,913	112,830
Operating income	26,888	41,965	33,819	83,346
Interest expense, net	4,075	1,140	7,921	1,590
Other income, net	5,140	290	4,458	433
Earnings before income taxes	27,953	41,115	30,356	82,189
Income tax expense	4,304	10,549	9,394	20,612
Net earnings	$23,649	$30,566	$20,962	$61,577
Basic earnings per share	$1.10	$1.40	$0.98	$2.83
Diluted earnings per share	$1.10	$1.40	$0.97	$2.80
Weighted average basic shares outstanding	21,408	21,762	21,373	21,793
Weighted average diluted shares outstanding	21,590	21,875	21,562	21,985

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Net earnings	$23,649	$30,566	$20,962	$61,577
Other comprehensive earnings (loss):
Unrealized (loss) gain on marketable securities, net of $(2), $30, $8, and $29 of tax (benefit) expense, respectively	(7)	114	28	108
Unrealized (loss) gain on derivative instruments, net of $(144), $(257) $(176) and $107 of tax (benefit) expense, respectively	(388)	(846)	(482)	350
Foreign currency translation adjustments	479	(492)	3,146	(1,161)
Other comprehensive earnings (loss)	84	(1,224)	2,692	(703)
Total comprehensive earnings	$23,733	$29,342	$23,654	$60,874

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	August 30, 2025	August 31, 2024
Operating Activities
Net earnings	$20,962	$61,577
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,943	19,664
Share-based compensation	2,773	5,642
Deferred income taxes	17,214	2,016
Loss on disposal of property, plant and equipment	562	291
Impairment on intangible assets	7,418	—
Settlement of New Markets Tax Credit transaction	(4,597)	—
Non-cash lease expense	5,474	5,844
Other, net	3,567	1,002
Changes in operating assets and liabilities:
Receivables	(9,204)	(3,698)
Inventories	(9,735)	(10,509)
Contract assets	10,518	238
Accounts payable	(2,575)	1,335
Accrued compensation and benefits	(9,681)	(12,823)
Contract liabilities	15,734	6,987
Operating lease liability	(4,608)	(5,748)
Accrued income taxes	(11,008)	(224)
Other current assets and liabilities	(20,477)	(7,462)
Net cash provided by operating activities	37,280	64,132
Investing Activities
Capital expenditures	(11,827)	(15,662)
Proceeds from sales of property, plant and equipment	59	608
Purchases of marketable securities	(200)	(2,246)
Sales/maturities of marketable securities	1,085	1,850
Net cash used in investing activities	(10,883)	(15,450)
Financing Activities
Proceeds from revolving credit facilities	76,000	95,201
Repayment on revolving credit facilities	(91,000)	(95,201)
Repurchase of common stock	—	(15,061)
Dividends paid	(11,043)	(10,821)
Payments of debt issuance costs	—	(3,485)
Other, net	(3,087)	(5,266)
Net cash used in financing activities	(29,130)	(34,633)
Effect of exchange rates on cash	811	(241)
Decrease in cash, cash equivalents and restricted cash	(1,922)	13,808
Cash, cash equivalents and restricted cash at beginning of period	41,448	37,216
Cash and cash equivalents at end of period	$39,526	$51,024
Non-cash Activity
Capital expenditures in accounts payable	$2,202	$1,426
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 1, 2025	21,418	$7,139	$156,075	$359,976	$(35,292)	$487,898
Net loss	—	—	—	(2,688)	—	(2,688)
Other comprehensive income, net of tax	—	—	—	—	2,608	2,608
Issuance of stock, net of cancellations	182	61	(61)	—	—	—
Share-based compensation	—	—	2,300	—	—	2,300
Other share retirements	(67)	(22)	(526)	(2,267)	—	(2,815)
Cash dividends, $0.26 per share	—	—	—	(5,520)	—	(5,520)
Balance at May 31, 2025	21,533	$7,178	$157,788	$349,501	$(32,684)	$481,783
Net earnings	—	—	—	23,649	—	23,649
Other comprehensive income, net of tax	—	—	—	—	84	84
Cancellations of stock, net of issuance	(16)	(5)	(184)	—	—	(189)
Share-based compensation		—	474	—	—	474
Other share retirements	(2)	(1)	(13)	(49)	—	(63)
Cash dividends, $0.26 per share	—	—	—	(5,523)	—	(5,523)
Balance at August 30, 2025	21,515	$7,172	$158,065	$367,578	$(32,600)	$500,215

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 2, 2024	22,089	$7,363	$152,818	$340,375	$(29,531)	$471,025
Net earnings	—	—	—	31,011	—	31,011
Other comprehensive income, net of tax	—	—	—	—	521	521
Issuance of stock, net of cancellations	170	57	(57)	—	—	—
Share-based compensation	—	—	2,704	—	—	2,704
Share repurchases	(242)	(81)	(1,860)	(13,120)	—	(15,061)
Other share retirements	(80)	(27)	(603)	(4,206)	—	(4,836)
Declared dividends, $0.25 per share	—	—	—	(5,409)	—	(5,409)
Balance at June 1, 2024	21,937	$7,312	$153,002	$348,651	$(29,010)	$479,955
Net earnings	—	—	—	30,566	—	30,566
Other comprehensive income, net of tax	—	—	—	—	(1,224)	(1,224)
Issuance of stock, net of cancellations	16	5	(5)	—	—	—
Share-based compensation	—	—	2,938	—	—	2,938
Share repurchases	—	—	—	—	—	—
Other share retirements	(7)	(2)	(52)	(347)	—	(401)
Cash dividends, $0.25 per share	—	—	—	(5,412)	—	(5,412)
Balance at August 31, 2024	21,946	$7,315	$155,883	$373,458	$(30,234)	$506,422

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Summary of Significant Accounting Policies
Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended March 1, 2025. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein. The results of operations for the three- and six-month periods ended August 30, 2025, are not necessarily indicative of the results to be expected for the full year.
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
Accounting standards not yet adopted
On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU is effective for our fiscal 2026 annual financial statements and for our interim financial statements beginning fiscal 2027. This guidance expands the existing disclosure requirements for the annual rate reconciliation between the effective tax rate and the statutory federal tax rate by requiring reconciliation items to be disaggregated by defined categories and disclosed as both percentages and amounts. ASU 2023-09 also requires the disaggregation of income taxes paid by jurisdiction for each annual period presented.
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

2.Revenue, Receivables and Contract Assets and Liabilities
Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended		Six Months Ended
(In thousands)	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Recognized at shipment	$171,681	$140,518	$329,837	$277,240
Recognized over time (input method)	118,134	118,683	237,357	235,364
Recognized over time (output method)	68,379	83,239	137,622	161,352
Total	$358,194	$342,440	$704,816	$673,956
Revenue at shipment is recognized at the time products are shipped from our manufacturing facilities, which is when control is transferred to our customer.
We also recognize revenue over time using both the input method and output method. The contracts for the businesses that recognize revenue following an over-time input method have a single, bundled performance obligation, as these businesses generally provide interrelated products and services and integrate these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. We measure progress on these contracts by comparing total costs incurred to-date to the total estimated costs for the contract at completion, and record that proportion of the total contract price as revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations.
For revenue recognized following an over-time output method, the customer is considered to have control over the products at the time of production, as the products are highly customized with no alternative use, and we have an enforceable right to payment for performance completed over the production period. We believe this over-time output method of recognizing revenue reasonably depicts the fulfillment of our performance obligations under our contracts.
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

(In thousands)	August 30, 2025	March 1, 2025
Trade accounts	$120,663	$117,533
Construction contracts	76,824	70,724
Total receivables	197,487	188,257
Less: allowance for credit losses	2,163	2,667
Receivables, net	$195,324	$185,590
The following table summarizes the activity in the allowance for credit losses for the six months ended August 30, 2025:

(In thousands)	August 30, 2025
Beginning balance	$2,667
Credits against costs and expenses	(100)
Deductions from allowance, net of recoveries	(432)
Other adjustments	28
Ending balance	$2,163
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

(In thousands)	August 30, 2025	March 1, 2025
Contract assets	$61,545	$71,842
Contract liabilities	51,003	35,193
The changes in contract assets and contract liabilities were mainly due to timing of project activity within our businesses that operate under long-term contracts.

Other contract-related disclosures	Three Months Ended		Six Months Ended
(In thousands)	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Revenue recognized related to contract liabilities from prior year-end	$21,499	$3,451	$28,329	$30,361
Revenue recognized related to prior satisfaction of performance obligations	1,935	4,867	2,408	8,166

Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that time frame. Generally, these contracts are found in our businesses that typically operate with long-term contracts, which recognize revenue over time. The transaction prices associated with unsatisfied performance obligations at August 30, 2025, are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	August 30, 2025
Within one year	$547,648
Between one and two years	292,578
Beyond two years	90,646
Total	$930,872

Due to the nature of the work required under these long-term contracts, the estimation of total revenue and costs of sales is subject to many variables and requires significant judgment. We estimate variable consideration at the most likely amount to which we expect to be entitled. Our final cost of sales estimates are based largely on our assessments of anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. Changes in estimated revenue, cost of sales and the related effect on operating income are recognized using a cumulative catch-up adjustment, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a long-term contracts percentage of completion. When the current estimates of total revenues and costs at completion for a long-term contract indicate a loss, a provision for the entire loss on the long-term contract is recognized.
The net cumulative catch-up adjustments on our longer-term contracts for changes in estimates had the following effect on the respective periods shown:

(in thousands, except earnings per share data)	Three Months Ended		Six Months Ended
	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Operating income	$731	$4,099	$799	$7,104
Earnings per share:
Basic	0.03	0.14	0.03	0.25
Diluted	0.03	0.14	0.03	0.24

3.Inventories

(In thousands)	August 30, 2025	March 1, 2025
Raw materials	$44,693	$36,804
Work-in-process	16,723	15,554
Finished goods	41,047	39,947
Total inventories, net	$102,463	$92,305

4.Financial Instruments
Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of fixed-maturity investments:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
August 30, 2025	$9,262	$18	$172	$9,108
March 1, 2025	10,148	33	222	9,959
Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using third-party agreements to meet statutory requirements. Our third-party carriers require Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under these agreements.
The amortized cost and estimated fair values of these investments at August 30, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty. Investments that are due within one year are included in other current assets while those due after one year are included as other non-current assets. Gross realized gains and losses were insignificant for all periods presented.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$6,732	$6,652
Due after one year through five years	2,530	2,456
Total	$9,262	$9,108
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
In the second quarter of fiscal 2026, we entered into an interest rate swap with a notional value of $50.0 million with an expiration date of August 5, 2027. In fiscal 2025, we entered into an interest rate swap with a notional value of $75.0 million with an expiration date of January 5, 2027. In fiscal 2020, we entered into an interest rate swap with a notional value of $30.0 million with an expiration date of February 5, 2026. We entered into these swaps to hedge a portion of our exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility.
As of August 30, 2025, we had no foreign exchange option contracts with U.S. dollar notional values outstanding.
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
Financial assets and liabilities measured at fair value on a recurring basis were:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
August 30, 2025
Assets:
Money market funds	$28,705	$—	$28,705
Municipal bonds	—	9,108	9,108
Interest rate swap contracts	—	282	282
Liabilities:
Interest rate swap contracts	—	764	764

March 1, 2025
Assets:
Money market funds	$20,758	$—	$20,758
Municipal bonds	—	9,959	9,959
Foreign currency option contract	—	29	29
Interest rate swap contracts	—	539	539
Liabilities:
Interest rate swap contracts	—	540	540

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
The Credit Agreement contains two maintenance financial covenants that require our Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than 3.50 and our Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to exceed 3.00. At August 30, 2025, we were in compliance with all covenants as defined under the terms of the Credit Agreement.
The Credit Agreement also contains an acquisition “holiday”. In the event we make an acquisition for which the purchase price is greater than $75.0 million, we can elect to increase the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to 4.00 for a period of four consecutive fiscal quarters, commencing with the fiscal quarter in which a qualifying acquisition occurs. No more than two acquisition holidays can occur during the term of the Credit Agreement, and at least two fiscal quarters must separate qualifying acquisitions.
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
On November 4, 2024, as part of the acquisition of UW Interco, LLC (UW Solutions), and for working capital and general corporate purposes, we executed a drawdown against the delayed draw term loan facility for $250.0 million. Outstanding borrowings under the term loan facility were $215.0 million as of August 30, 2025. Outstanding borrowings under the revolving credit facility were $55.0 million as of August 30, 2025.
At August 30, 2025, we had a total of $2.6 million of ongoing letters of credit related to the senior credit facility, construction contracts and insurance collateral that expire in fiscal year 2026 and reduce borrowing capacity under the revolving credit facility. As of August 30, 2025, the amount available for revolving borrowings was $392.4 million.
The fair value of our senior credit facility approximated carrying value at August 30, 2025, and would be classified as Level 2 within the fair value hierarchy described in Note 4, due to the variable interest rates on these instruments.

	Three Months Ended		Six Months Ended
(In thousands)	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Interest on debt	$4,612	$1,339	$9,094	$2,513
Interest rate swap gain	(132)	(236)	(313)	(472)
Other interest expense	187	594	302	615
Interest income	(591)	(557)	(1,163)	(1,066)
Interest expense, net	$4,076	$1,140	$7,920	$1,590
Interest payments under the credit facilities were $9.0 million and $2.6 million for the six months ended August 30, 2025 and August 31, 2024, respectively. The weighted average interest rates on borrowings outstanding, inclusive of the impact of our interest rate swap as of August 30, 2025, and March 1, 2025, were 3.88% and 4.32%, respectively.

6.Commitments and Contingent Liabilities
Bond commitments
In the ordinary course of business, predominantly in our Architectural Services Segment, we are required to provide surety or performance bonds that commit payments to our customers for non-performance against our contracts. At August 30, 2025, $1.2 billion of these types of bonds were outstanding, of which $293.7 million is in our backlog. These bonds have expiration dates that align with the completion of these contracts. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.
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

Six Months Ended
(In thousands)	August 30, 2025
Beginning balance	$18,461
Additional accruals	3,052
Claims paid	(2,672)
Ending balance	$18,841
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

Letters of credit
At August 30, 2025, we had $2.6 million of ongoing letters of credit as discussed in Note 5.
Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $15.5 million as of August 30, 2025.
New Markets Tax Credit (NMTC) transactions
At August 30, 2025, we had one outstanding NMTC arrangement to support operational expansion. Proceeds received from investors on this transaction are included within other current liabilities in our consolidated balance sheets. The NMTC arrangement is subject to 100 percent tax credit recapture for a period of seven years from the date of transaction. Upon the termination, proceeds will be recognized in earnings in exchange for the transfer of tax credits. The direct and incremental costs incurred in structuring this arrangement have been deferred and are included in other current assets in our consolidated balance sheets. These costs will be recognized in conjunction with the recognition of the related proceeds. During the construction phase or for working capital purposes, we are required to hold cash dedicated to fund the project, which is classified as restricted cash in our consolidated balance sheet. As a result of the structure of this transaction, a variable-interest entity was created. As the other investors in this program do not have a material interest in the entity's underlying economics, we include 100% of the results of the variable-interest entity in our consolidated financial statements.
During the second quarter ended August 30, 2025, one NMTC transaction was settled as expected and, as a result, a $4.6 million benefit was recorded in other (income) expense, net. We expect the last outstanding NMTC transaction to be settled during the third quarter of fiscal 2026.
The table below provides a summary of estimated benefits related to our outstanding NMTC transaction (in thousands):

Inception date	Termination date	Deferred benefit	Deferred costs	Net benefit
September 2018	September 2025	$3,198	$1,031	$2,167
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
In December 2022, the claimant in an arbitration of one such claim was awarded $20.0 million by an arbitration panel. The claimant then sought to confirm this award in Los Angeles Superior Court in March 2023. In response, the Company moved to vacate the award. Later in March 2023, the Superior Court confirmed the award, which the Company appealed in June 2023. The appeal was argued before the California Court of Appeals, Second Appellate District, Division Seven, on March 7, 2025. The California Court of Appeals confirmed the judgment of the Superior Court on March 25, 2025, and the Company paid the final arbitration award, including accrued post-judgment interest, in the amount of $24.7 million, on April 7, 2025. As a result of the judgment, in the fourth quarter of fiscal 2025, we recorded expense of $9.4 million, which represented the impact of the award amount net of existing reserves and insurance proceeds of $11.0 million.
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
The following table summarizes the obligation activity and outstanding balance for the six months ended August 30, 2025, that we have confirmed as valid to the administrators of our program:

(In thousands)	August 30, 2025
Balance at beginning of period	$6,846
Obligations added to the program	27,142
Obligations settled	(26,035)
Balance at end of period	$7,953

8.Shareholders' Equity
We paid dividends totaling $11.0 million ($0.52 per share) in the first six months of fiscal 2026, compared to dividends paid of $10.8 million ($0.50 per share) in the comparable prior year period.
During fiscal 2004, the Board of Directors authorized a share repurchase program allowing us to repurchase shares of our outstanding common stock, with subsequent increases in authorization. During the six months ended August 30, 2025, we did not repurchase shares under the program. During the six months ended August 31, 2024, we repurchased 241,573 shares under the program, for a total cost of $15.1 million. We have repurchased a total of 12,063,207 shares, at a total cost of $438.5 million, since the inception of this program in fiscal 2004. We have remaining authority to repurchase 2,186,793 shares under this program, which has no expiration date. We may elect to repurchase additional shares of common stock under our authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing.
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
The table below sets forth the number of stock-based compensation awards granted during the six-months ended August 30, 2025, along with the weighted average grant date fair value:

Awards	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock awards and restricted stock units(1)	159,685	$44.54
Performance share units (2)	52,018	$45.65

(1)	Represent service condition awards which generally vest over a two- or three-year period.
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

Total share-based compensation expense included in the results of operations was $0.5 million and $2.9 million for the three months ended August 30, 2025, and August 31, 2024, respectively and $2.8 million and $5.6 million for the six months ended August 30, 2025, and August 31, 2024, respectively.
At August 30, 2025, there was $14.1 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 26 months. The total fair value of shares vested during the six months ended August 30, 2025, was $7.8 million.

10.Income Taxes
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, Canada, Brazil, and other international jurisdictions. In September 2025, the Company was notified that the Internal Revenue Service will conduct a U.S.

federal examination for fiscal year 2023. There is very limited audit activity of our income tax returns in U.S. state jurisdictions or international jurisdictions.
For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. For the three months ended August 30, 2025, income tax expense as a percentage of earnings before income tax was 15.4%, compared to 25.7% for the same period last year. The change in the effective tax rate was primarily due to a decrease in tax expense on discrete items. For the six months ended August 30, 2025, income tax expense as a percentage of earnings before income tax was 30.9% compared to 25.1% for the same period last year. The increase in the effective tax rate was primarily driven by lower net earnings before income tax.
The total liability for unrecognized tax benefits was $6.2 million at August 30, 2025, compared to $6.0 million at March 1, 2025. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the United States, introducing a wide array of tax reform measures. These include extensions and modifications to certain provisions originally enacted under the Tax Cuts and Jobs Act. Key changes include the immediate expensing of domestic research and development costs, the reinstatement of 100% bonus depreciation, and a new interest expense limitation based on EBITDA. These provisions did not have a material effect on the Company’s financial statements for the six-month period ended August 30, 2025.

11.Earnings per Share
The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share (diluted EPS):

	Three Months Ended		Six Months Ended
(In thousands)	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Net earnings	$23,649	$30,566	$20,962	$61,577

Basic earnings per share – weighted average common shares outstanding	21,408	21,762	21,373	21,793
Weighted average effect of nonvested share grants and assumed exercise of stock options	182	113	189	192
Diluted earnings per share – weighted average common shares and potential common shares outstanding	21,590	21,875	21,562	21,985
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	230	11	215	65

Basic earnings per share	$1.10	$1.40	$0.98	$2.83
Diluted earnings per share	$1.10	$1.40	$0.97	$2.80

12.Business Segment Data
We have four operating segments which are also reportable segments. Each of our four segments has distinct economic characteristics, including products and services provided, production processes and varying ranges in performance and results:
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
Net sales, adjusted cost of sales, adjusted SG&A, adjusted other income (expense), depreciation and amortization and the resulting adjusted EBITDA for each of the Company’s four reportable segments are presented below. Segment net sales is defined as net sales for a certain segment and includes revenue related to intersegment transactions. We report net sales intersegment eliminations separately to exclude these sales from our consolidated total. Segment adjusted EBITDA includes intersegment sales transactions and excludes certain corporate costs that are not allocated at a segment level. We report these unallocated corporate costs in Corporate and Other.

	Three Months Ended August 30, 2025
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Total
Net sales	$140,922	$100,490	$68,392	$48,390	$358,194
Intersegment net sales	13	—	3,789	—	3,802
Total segment net sales	140,935	100,490	72,181	48,390	361,996
Adjusted cost of sales (1)	(100,178)	(85,968)	(53,213)	(31,941)	(271,300)
Adjusted SG&A (2)	(23,681)	(10,417)	(10,636)	(9,017)	(53,751)
Adjusted other expense, net (3)	—	—	(8)	—	(8)
Depreciation and amortization	3,752	911	3,323	3,789	11,775
Adjusted EBITDA	$20,828	$5,016	$11,647	$11,221	$48,712

	Three Months Ended August 31, 2024
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Total
Net sales	$141,340	$98,018	$83,250	$19,832	$342,440
Intersegment net sales	10	—	6,851	—	6,861
Total segment net sales	141,350	98,018	90,101	19,832	349,301
Adjusted cost of sales (1)	(98,898)	(80,366)	(58,739)	(12,350)	(250,353)
Adjusted SG&A (2)	(24,396)	(11,263)	(10,296)	(3,687)	(49,642)
Adjusted other expense, net (3)	—	—	(7)	—	(7)
Depreciation and amortization	4,172	955	3,080	790	8,997
Adjusted EBITDA	$22,229	$7,344	$24,140	$4,584	$58,297

	Six Months Ended August 30, 2025
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Total
Net sales	$269,519	$206,995	$137,662	$90,640	$704,816
Intersegment net sales	40	—	7,792	—	7,832
Total segment net sales	269,559	206,995	145,454	90,640	712,648
Adjusted cost of sales (1)	(197,782)	(176,630)	(104,973)	(60,157)	(539,542)
Adjusted SG&A (2)	(49,148)	(21,264)	(21,944)	(18,642)	(110,998)
Adjusted other expense, net (3)	—	—	(66)	—	(66)
Depreciation and amortization	7,566	1,983	6,593	7,338	23,480
Adjusted EBITDA	$30,195	$11,084	$25,064	$19,179	$85,522

	Six Months Ended August 31, 2024
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Total
Net sales	$274,449	$197,045	$161,426	$41,036	$673,956
Intersegment net sales	73	—	15,378	—	15,451
Total segment net sales	274,522	197,045	176,804	41,036	689,407
Adjusted cost of sales (1)	(187,448)	(162,218)	(117,024)	(24,836)	(491,526)
Adjusted SG&A (2)	(49,683)	(22,815)	(21,620)	(7,561)	(101,679)
Adjusted other income, net (3)	—	—	123	—	123
Depreciation and amortization	8,679	1,905	6,089	1,586	18,259
Adjusted EBITDA	$46,070	$13,917	$44,371	$10,225	$114,583

(1)
Adjusted cost of sales excludes $0.3 million and $3.0 million of adjustments related to acquisition and restructuring expense, respectively, for the three months ended August 30, 2025, and excludes $0.4 million and $9.9 million of adjustments related to acquisition and restructuring expense, respectively, for the six months ended August 30, 2025. Adjusted cost of sales excludes $0.9 million and $1.4 million of adjustments related restructuring expense for the three and six months ended August 31, 2024, respectively. These adjustments are described in greater detail in the reconciliation below.

(2)
Adjusted SG&A expense excludes $0.9 million and $0.1 million of adjustments related to acquisition and restructuring expense, respectively, for the three months ended August 30, 2025, and excludes $1.1 million and $5.9 million of adjustments related to acquisition and restructuring expense, respectively, for the six months ended August 30, 2025. Adjusted SG&A expense excludes $0.3 million and $0.7 million of adjustments related restructuring expense for the three and six months ended August 31, 2024, respectively These adjustments are described in greater detail in the reconciliation below.

(3)	Adjusted other income, net excludes $4.6 million of NMTC gain recognized for the three and six months ended August 30, 2025.
The following table presents the reconciliation of adjusted EBITDA to net earnings, the nearest measurement under U.S. GAAP:

	Three Months Ended		Six Months Ended
(In thousands)	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Segment Adjusted EBITDA	$48,712	$58,297	$85,522	$114,583
Corporate and Other Expenses	(4,474)	(5,175)	(9,603)	(8,839)
Segment acquisition-related costs (1)	(1,187)	—	(1,464)	—
Segment restructuring costs (2)	(3,113)	(1,179)	(15,832)	(2,301)
Depreciation and amortization	(12,507)	(9,688)	(24,943)	(19,664)
Other income (3)	4,597	—	4,597	—
Interest expense, net	(4,075)	(1,140)	(7,921)	(1,590)
Income tax expense	(4,304)	(10,549)	(9,394)	(20,612)
Net earnings	$23,649	$30,566	$20,962	$61,577

(1)	Acquisition-related costs include costs related to one-time expenses incurred to integrate the UW Solutions acquisition.
(2)	Segment restructuring charges related to Project Fortify.
(3)	Other income, net includes $4.6 million of NMTC gain recognized for the three and six months ended August 30, 2025.

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
The total purchase consideration was $232.2 million in cash, net of a favorable net working capital adjustment of $0.9 million and cash acquired of $8.7 million. The acquisition was funded with cash on hand and borrowings under our existing credit agreement. During fiscal 2025, we incurred total pre-tax acquisition-related expenses of $10.3 million associated with the acquisition. During the three-month period ended August 30, 2025, we incurred integration costs associated with the acquisition of $1.3 million, of which $0.3 million and $1.0 million are included in cost of sales and SG&A, respectively, within our consolidated results of operations. During the six-month period ended August 30, 2025, we incurred integration costs associated with the acquisition of $1.6 million, of which $0.4 million and $1.2 million are included in cost of sales and SG&A, respectively, within our consolidated results of operations.

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
The impact of the acquisition of UW Solutions on our consolidated results of operations for the three-month period ended on August 30, 2025, was $24.9 million of net sales and $0.8 million of net loss, and for the six-month period ended on August 30, 2025, was $46.9 million of net sales and $2.2 million of net loss.
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

(in thousands, except earnings per share data) (Unaudited)	Three Months Ended	Six Months Ended
	August 31, 2024	August 31, 2024
Net sales	$363,410	$718,037
Net earnings	27,466	51,693
Earnings per share:
Basic	$1.26	$2.37
Diluted	$1.26	$2.35
Nonrecurring charges of $4.4 million of transaction costs, $2.1 million of integration costs, $2.3 million of amortization of acquired backlog, and $1.5 million of inventory step-up expense incurred in the third and fourth quarters of fiscal 2025 are reflected as if those charges were incurred in the first and second quarters of the fiscal 2025 supplemental pro forma earnings. Nonrecurring charges of $0.2 million of integration costs incurred in the first quarter of fiscal 2026 are reflected as if those charges were incurred in the first and second quarter of fiscal 2025 supplemental pro forma earnings.

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
•$5 million to $6 million of contract termination costs; and
•$9 million to $10 million of other expenses.
We expect the actions associated with Phase 2 to be substantially completed by the end of the fourth quarter of fiscal 2026 and expect them to deliver annualized pre-tax cost savings of approximately $13 million to $15 million.
During the second quarter of fiscal 2026, we incurred $3.1 million of pre-tax costs associated with Phase 2, of which $3.0 million is included in cost of sales and $0.1 million is included within SG&A. During the first six months of fiscal 2026, we incurred $18.5 million of pre-tax costs associated with Phase 2, of which, $9.9 million is included in cost of sales and $8.6 million is included within SG&A. For the six months ended August 30, 2025, SG&A charges include a $5.0 million non-cash intangible asset impairment charge in the Architectural Services segment and a $2.6 million non-cash asset write-off and other charges in Corporate and Other.
The table below reflects the pretax impact of Project Fortify for the quarters ended August 30, 2025, and August 31, 2024, respectively.

(In thousands)	Architectural Metals	Architectural Services	Corporate and Other	Total
August 30, 2025
Termination benefits	$—	$476	$—	$476
Contract termination costs	201	1,659	—	1,860
Other restructuring charges	154	623	10	787
Total restructuring charges	$355	$2,758	$10	$3,123
August 31, 2024
Termination benefits	$271	$172	$5	$448
Contract termination costs	108	—	—	108
Other restructuring charges	537	86	—	623
Total restructuring charges	$916	$258	$5	$1,179

The table below reflects the pretax impact of Project Fortify for the six months ended August 30, 2025, and August 31, 2024, respectively.

(In thousands)	Architectural Metals	Architectural Services	Corporate and Other	Total
August 30, 2025
Termination benefits	$805	$6,424	$—	$7,229
Contract termination costs	802	1,932	—	2,734
Other restructuring charges	218	5,650	2,641	8,509
Total restructuring charges	$1,825	$14,006	$2,641	$18,472
August 31, 2024
Termination benefits	$573	$172	$129	$874
Contract termination costs	108	—	—	108
Other restructuring charges	1,233	86	—	1,319
Total restructuring charges	$1,914	$258	$129	$2,301
The following table summarizes our restructuring related accrual balances included within accrued payroll and related benefits and other current liabilities in the consolidated balance sheets. All remaining accrual balances are expected to be paid within fiscal 2026.

(In thousands)	Architectural Metals	Architectural Services	Corporate and Other	Total
Balance at March 1, 2025	$1,286	$650	$511	$2,447
Restructuring expense	1,567	6,050	10	7,627
Payments	(965)	(2,872)	(329)	(4,166)
Balance at August 30, 2025	$1,888	$3,828	$192	$5,908
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
Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under “Risk Factors” section of our Annual Report on Form 10-K for the year ended March 1, 2025, and in subsequent filings with the U.S. Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.
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
Recent Developments
On April 23, 2025, we announced an extension of Project Fortify ("Project Fortify Phase 2" or "Phase 2") to drive further cost efficiencies, primarily in the Architectural Metals and Architectural Services Segments. Phase 2 focuses on further optimizing our operating footprint and aligning resources to enable a more effective operating model. We expect the actions of Phase 2 to incur approximately $24.0 million to $26.0 million of pre-tax charges. Phase 2 is expected to deliver annualized pre-tax cost savings of approximately $13.0 million to $15.0 million. We expect the actions associated with Phase 2 to be substantially completed by the end of the fourth quarter of fiscal 2026. See Note 14 for additional information.
The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended March 1, 2025, and the consolidated financial statements, including the notes to consolidated financial statements, included therein.
Results of Operations
The following tables provide various components of operations as year over year U.S. dollar and percentage change, as well as a percentage of net sales.

	Three Months Ended		% of Net Sales
(in thousands, except percentages)	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Net sales	$358,194	$342,440	100.0%	100.0%
Cost of sales	275,587	245,119	76.9%	71.6%
Gross profit	82,607	97,321	23.1%	28.4%
Selling, general and administrative expenses	55,719	55,356	15.6%	16.2%
Operating income	26,888	41,965	7.5%	12.3%
Interest expense, net	4,075	1,140	1.1%	0.3%
Other income, net	5,140	290	1.4%	0.1%
Earnings before income taxes	27,953	41,115	7.8%	12.0%
Income tax expense	4,304	10,549	1.2%	3.1%
Net earnings	$23,649	$30,566	6.6%	8.9%
Effective tax rate			15.4%	25.7%

	Six Months Ended		% of Net Sales
(in thousands, except percentages)	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Net sales	$704,816	$673,956	100.0%	100.0%
Cost of sales	547,084	477,780	77.6%	70.9%
Gross profit	157,732	196,176	22.4%	29.1%
Selling, general and administrative expenses	123,913	112,830	17.6%	16.7%
Operating income	33,819	83,346	4.8%	12.4%
Interest expense, net	7,921	1,590	1.1%	0.2%
Other income, net	4,458	433	0.6%	0.1%
Earnings before income taxes	30,356	82,189	4.3%	12.2%
Income tax expense	9,394	20,612	1.3%	3.1%
Net earnings	$20,962	$61,577	3.0%	9.1%
Effective tax rate			30.9%	25.1%
Comparison of Second Quarter Fiscal 2026 to Second Quarter Fiscal 2025
•Consolidated net sales increased 4.6%, to $358.2 million, driven by $24.9 million of inorganic sales contribution from the acquisition of UW Solutions and higher volume in Architectural Services. This was partially offset by lower volume and price in Architectural Glass and unfavorable product mix in Architectural Metals.
•Gross margin decreased to 23.1%, compared to 28.4%, primarily due to lower price and volume, unfavorable mix, and higher material, tariff, and health insurance costs, partially offset by lower incentive compensation expense.

•SG&A expense as a percent of net sales decreased to 15.6%, compared to 16.2%. The decrease was primarily due to lower incentive compensation expense, partially offset by higher amortization expense and integration costs related to the UW Solutions acquisition.
•Operating income declined to $26.9 million from $42.0 million, and operating margin decreased 480 basis points to 7.5%.
•Adjusted EBITDA decreased to $44.4 million compared to $53.1 million and adjusted EBITDA margin decreased to 12.4% compared to 15.5%. The decrease in adjusted EBITDA margin was primarily driven by lower price and volume, unfavorable mix and higher material, tariff, and health insurance costs, partially offset by lower incentive compensation expense.
•Interest expense increased to $4.1 million, primarily due to higher debt resulting from the acquisition of UW Solutions.
•Other income was $5.1 million compared to $0.3 million. The change was due to a $4.6 million gain related to a New Market Tax Credit recognized in the current period.
•Income tax expense as a percentage of earnings before income tax was 15.4%, compared to 25.7%. The decrease in the effective tax rate was primarily due to a decrease in tax expense for discrete items.
•Net earnings were $23.6 million compared to $30.6 million.
Comparison of First Six Months Fiscal 2026 to First Six Months Fiscal 2025
•Consolidated net sales increased 4.6%, to $704.8 million, primarily driven by $46.6 million of inorganic sales contribution from the acquisition of UW Solutions and higher volume in Architectural Services. This was partially offset by lower price in Architectural Glass and a less favorable product mix in Architectural Metals.
•Gross margin decreased to 22.4%, compared to 29.1%, primarily due to lower price and volume, unfavorable mix, and higher material, tariff, health insurance costs, and restructuring charges, partially offset by lower incentive compensation expenses.
•SG&A expenses as a percent of net sales increased to 17.6%, compared to 16.7%. The increase was primarily due to increased restructuring charges and increased amortization expense associated with the UW Solutions transaction, partially offset by lower incentive compensation expense.
•Operating income declined to $33.8 million from $83.3 million, and operating margin decreased 760 basis points to 4.8%.
•Adjusted EBITDA decreased to $78.8 million compared to $105.7 million and adjusted EBITDA margin decreased to 11.2% compared to 15.7%. The decrease in adjusted EBITDA margin was primarily driven by lower price and volume, a less favorable mix and higher material, tariff and health insurance costs, partially offset by lower incentive compensation expense.
•Interest expense, net increased to $7.9 million, primarily due to increased debt resulting from the acquisition of UW Solutions.
•Other income was $4.5 million compared to $0.4 million. The change was driven by a $4.6 million gain from a New Market Tax Credit recognized in the current period.
•Income tax expense as a percentage of earnings before income tax was 30.9%, compared to 25.1% for the same period last year. The increase in the effective tax rate was primarily due to lower earnings before income taxes, partially offset by a decrease in tax expense for discrete items.
•Net earnings was $21.0 million compared to $61.6 million.

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

The following table presents net sales, adjusted EBITDA and adjusted EBITDA margin by segment and the consolidated total.

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	August 30, 2025	August 31, 2024	% Change	August 30, 2025	August 31, 2024	% Change
Segment net sales
Architectural Metals	$140,935	$141,350	(0.3)%	$269,559	$274,522	(1.8)%
Architectural Services	100,490	98,018	2.5%	206,995	197,045	5.0%
Architectural Glass	72,181	90,101	(19.9)%	145,454	176,804	(17.7)%
Performance Surfaces	48,390	19,832	144.0%	90,640	41,036	120.9%
Total segment sales	361,996	349,301	3.6%	712,648	689,407	3.4%
Intersegment eliminations	(3,802)	(6,861)	(44.6)%	(7,832)	(15,451)	(49.3)%
Net sales	$358,194	$342,440	4.6%	$704,816	$673,956	4.6%
Segment adjusted EBITDA
Architectural Metals	$20,828	$22,229	(6.3)%	$30,195	$46,070	(34.5)%
Architectural Services	5,016	7,344	(31.7)%	11,084	13,917	(20.4)%
Architectural Glass	11,647	24,140	(51.8)%	25,064	44,371	(43.5)%
Performance Surfaces	11,221	4,584	144.8%	19,179	10,225	87.6%
Corporate and Other	(4,344)	(5,175)	(16.1)%	(6,770)	(8,839)	(23.4)%
Adjusted EBITDA	$44,368	$53,122	(16.5)%	$78,752	$105,744	(25.5)%
Segment adjusted EBITDA margins
Architectural Metals	14.8%	15.7%		11.2%	16.8%
Architectural Services	5.0%	7.5%		5.4%	7.1%
Architectural Glass	16.1%	26.8%		17.2%	25.1%
Performance Surfaces	23.2%	23.1%		21.2%	24.9%
Corporate and Other	N/M	N/M		N/M	N/M
Adjusted EBITDA margin	12.4%	15.5%		11.2%	15.7%
N/M Indicates calculation not meaningful.
The following table summarizes the impact that different items had on our net sales for the second quarter fiscal 2026. All net sales for the second quarter of fiscal 2025 were organic.

	Three Months Ended August 30, 2025
(In thousands, except percentages)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Intersegment Eliminations	Consolidated
Fiscal 2025 net sales	$141,350	$98,018	$90,101	$19,832	$(6,861)	$342,440
Organic business (1)	(415)	2,472	(17,920)	3,682	3,059	(9,122)
Acquisition (2)	—	—	—	24,876	—	24,876
Fiscal 2026 net sales	$140,935	$100,490	$72,181	$48,390	$(3,802)	$358,194

Total net sales growth (decline)	(0.3)%	2.5%	(19.9)%	144.0%	(44.6)%	4.6%
Organic business (1)	(0.3)%	2.5%	(19.9)%	18.6%	(44.6)%	(2.7)%
Acquisition (2)	—%	—%	—%	125.4%	—%	7.3%

	Six Months Ended August 30, 2025
(In thousands, except percentages)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Intersegment Eliminations	Consolidated
Fiscal 2025 net sales	$274,522	$197,045	$176,804	$41,036	$(15,451)	$673,956
Organic business (1)	(4,963)	9,950	(31,350)	2,701	7,619	(16,043)
Acquisition (2)	—	—	—	46,903	—	46,903
Fiscal 2026 net sales	$269,559	$206,995	$145,454	$90,640	$(7,832)	$704,816

Total net sales growth (decline)	(1.8)%	5.0%	(17.7)%	120.9%	(49.3)%	4.6%
Organic business (1)	(1.8)%	5.0%	(17.7)%	6.6%	(49.3)%	(2.4)%
Acquisition (2)	—%	—%	—%	114.3%	—%	7.0%

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

Architectural Metals
Comparison of Second Quarter Fiscal 2026 to Second Quarter Fiscal 2025
•Net sales were $140.9 million, compared to $141.4 million, primarily reflecting a less favorable mix, partially offset by higher volume and price.
•Adjusted EBITDA was $20.8 million, or 14.8% of net sales, compared to $22.2 million, or 15.7% of net sales. The decline in adjusted EBITDA margin was primarily driven by unfavorable mix, and higher material and tariff costs, partially offset by lower incentive compensation expense.
Comparison of First Six Months of Fiscal 2026 to First Six Months of Fiscal 2025
•Net sales were $269.6 million, compared to $274.5 million, primarily reflecting a less favorable mix and lower price, partially offset by increased volume.
•Adjusted EBITDA was $30.2 million, or 11.2% of net sales, compared to $46.1 million, or 16.8% of net sales. The decline in adjusted EBITDA margin was primarily driven by higher material and tariff costs as well as lower price and a less favorable mix, partially offset by lower incentive compensation costs.
Architectural Services
Comparison of Second Quarter Fiscal 2026 to Second Quarter Fiscal 2025
•Net sales were $100.5 million, compared to $98.0 million, primarily due to increased volume.
•Adjusted EBITDA decreased to $5.0 million, or 5.0% of net sales, compared to $7.3 million, or 7.5% of net sales. The decrease in adjusted EBITDA margin was primarily driven by project mix, partially offset by lower short-term incentive compensation costs.
Comparison of First Six Months of Fiscal 2026 to First Six Months of Fiscal 2025
•Net sales were $207.0 million, compared to $197.0 million, primarily due to increased volume, partially offset by an unfavorable project mix.
•Adjusted EBITDA decreased to $11.1 million, or 5.4% of net sales, compared to $13.9 million, or 7.1% of net sales. The decrease in adjusted EBITDA margin was primarily driven by the impact of higher tariff costs and unfavorable project mix, partially offset by lower incentive compensation costs.

Cumulative catch-up adjustments on our longer-term contracts for changes in estimates were as follows:

	Three Months Ended
(in thousands)	August 30, 2025	August 31, 2024
Gross favorable adjustments	$9,454	$6,818
Gross unfavorable adjustments	(8,722)	(2,719)
Net adjustments	$731	$4,099

	Six Months Ended
(in thousands)	August 30, 2025	August 31, 2024
Gross favorable adjustments	$14,747	$10,373
Gross unfavorable adjustments	(13,948)	(3,269)
Net adjustments	$799	$7,104
Architectural Glass
Comparison of Second Quarter Fiscal 2026 to Second Quarter Fiscal 2025
•Net sales were $72.2 million, compared to $90.1 million, primarily reflecting lower volume and price due to lower end-market demand.
•Adjusted EBITDA decreased to $11.6 million, or 16.1% of net sales, compared to $24.1 million, or 26.8% of net sales. The decline in adjusted EBITDA margin was primarily driven by lower price and volume, partially offset by lower short-term incentive compensation expense.
Comparison of First Six Months of Fiscal 2026 to First Six Months of Fiscal 2025
•Net sales were $145.5 million compared to $176.8 million, primarily reflecting lower volume due to lower end-market demand.
•Adjusted EBITDA decreased to $25.1 million, or 17.2% of net sales, compared to $44.4 million, or 25.1% of net sales. The decline in adjusted EBITDA margin was primarily driven by lower volume and price, partially offset by lower incentive compensation expense.
Performance Surfaces
Comparison of Second Quarter Fiscal 2026 to Second Quarter Fiscal 2025
•Net sales were $48.4 million, compared to $19.8 million, which included $24.9 million of inorganic sales contribution from the acquisition of UW Solutions and organic growth of 18.6%.
•Adjusted EBITDA was $11.2 million, or 23.2% of net sales, compared to $4.6 million, or 23.1% of net sales. The increase in adjusted EBITDA margin was primarily driven by favorable price and volume.
Comparison of First Six Months of Fiscal 2026 to First Six Months of Fiscal 2025
•Net sales were $90.6 million, compared to $41.0 million, which included $46.9 million of inorganic sales contribution from the acquisition of UW Solutions and organic growth of 6.6%.
•Adjusted EBITDA was $19.2 million, or 21.2% of net sales, compared to $10.2 million, or 24.9% of net sales. The decrease in adjusted EBITDA margin was primarily driven by the dilutive effect of lower adjusted EBITDA margin from the UW Solutions acquisition, partially offset by favorable pricing.
Corporate and Other
Comparison of Second Quarter Fiscal 2026 to Second Quarter Fiscal 2025
•Corporate and Other adjusted EBITDA expense was $4.3 million, compared to $5.2 million, primarily driven by lower incentive compensation expense, partially offset by higher health insurance costs.

Comparison of First Six Months of Fiscal 2026 to First Six Months of Fiscal 2025
•Corporate and Other adjusted EBITDA expense was $6.8 million, compared to $8.8 million, primarily driven by lower incentive compensation expense, partially offset by higher health insurance expenses.
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
Architectural Services
As of August 30, 2025, segment backlog was approximately $792.3 million, compared to approximately $792.1 million at the end of the second quarter of fiscal 2025.

Reconciliation of Non-GAAP Financial Measures
Adjusted net earnings, adjusted diluted earnings per share (adjusted diluted EPS), adjusted net earnings before interest, taxes, depreciation and amortization (adjusted EBITDA), and adjusted EBITDA margin are supplemental non-GAAP financial measures provided by the Company to assess performance on a more comparable basis from period-to-period by excluding amounts that management does not consider part of core operating results. Management uses these non-GAAP measures as noted below:
•We use adjusted net earnings, and adjusted diluted EPS to provide meaningful supplemental information about our operating performance by excluding amounts that we do not consider to be part of core operating results to enhance comparability of results from period to period.
•Adjusted EBITDA represents adjusted net earnings before interest, taxes, depreciation, and amortization, and adjusted EBITDA margin is adjusted EBITDA as a percentage of net sales. We use adjusted EBITDA and adjusted EBITDA margin to assess segment performance and make decisions about the allocation of operating and capital resources by analyzing recent results, trends, and variances of each segment in relation to forecasts and historical performance.
These non-GAAP measures should be viewed in addition to, and not as an alternative to, the reported financial results of the Company prepared in accordance with U.S. GAAP. Other companies may calculate these measures differently, thereby limiting the usefulness of the measures for comparison with other companies.

Apogee Enterprises, Inc.
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
(Unaudited)
	Three Months Ended August 30, 2025
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net earnings (loss)	$20,874	$1,433	$8,429	$6,245	$(13,332)	$23,649
Interest expense (income), net	444	(86)	(131)	—	3,848	4,075
Income tax expense	—	—	26	—	4,278	4,304
Depreciation and amortization	3,752	911	3,323	3,789	732	12,507
EBITDA	25,070	2,258	11,647	10,034	(4,474)	44,535
Acquisition-related costs (1)	—	—	—	1,187	120	1,307
Restructuring costs (2)	355	2,758	—	—	10	3,123
NMTC settlement gain (3)	(4,597)	—	—	—	—	(4,597)
Adjusted EBITDA	$20,828	$5,016	$11,647	$11,221	$(4,344)	$44,368

EBITDA margin	17.8%	2.2%	16.1%	20.7%	N/M	12.4%
Adjusted EBITDA margin	14.8%	5.0%	16.1%	23.2%	N/M	12.4%

	Three Months Ended August 31, 2024
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net earnings (loss)	$16,603	$6,107	$21,176	$3,794	$(17,114)	$30,566
Interest expense (income), net	538	24	(85)	—	663	1,140
Income tax (benefit) expense	—	—	(31)	—	10,580	10,549
Depreciation and amortization	4,172	955	3,080	790	691	9,688
EBITDA	21,313	7,086	24,140	4,584	(5,180)	51,943
Restructuring costs (2)	916	258	—	—	5	1,179
Adjusted EBITDA	$22,229	$7,344	$24,140	$4,584	$(5,175)	$53,122

EBITDA margin	15.1%	7.2%	26.8%	23.1%	N/M	15.2%
Adjusted EBITDA margin	15.7%	7.5%	26.8%	23.1%	N/M	15.5%

	Six Months Ended August 30, 2025
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net earnings (loss)	$24,543	$(4,759)	$18,631	$10,377	$(27,830)	$20,962
Interest expense (income), net	901	(138)	(276)	—	7,434	7,921
Income tax (benefit) expense	(43)	(8)	116	—	9,329	9,394
Depreciation and amortization	7,566	1,983	6,593	7,338	1,463	24,943
EBITDA	32,967	(2,922)	25,064	17,715	(9,604)	63,220
Acquisition-related costs (1)	—	—	—	1,464	193	1,657
Restructuring costs (2)	1,825	14,006	—	—	2,641	18,472
NMTC settlement gain (3)	(4,597)	—	—	—	—	(4,597)
Adjusted EBITDA	$30,195	$11,084	$25,064	$19,179	$(6,770)	$78,752

EBITDA margin	12.2%	(1.4)%	17.2%	19.5%	N/M	9.0%
Adjusted EBITDA margin	11.2%	5.4%	17.2%	21.2%	N/M	11.2%

	Six Months Ended August 31, 2024
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net earnings (loss)	$34,362	$11,727	$39,227	$8,639	$(32,378)	$61,577
Interest expense (income), net	1,108	27	(196)	—	651	1,590
Income tax expense (benefit)	7	—	(749)	—	21,354	20,612
Depreciation and amortization	8,679	1,905	6,089	1,586	1,405	19,664
EBITDA	44,156	13,659	44,371	10,225	(8,968)	103,443
Restructuring costs (2)	1,914	258	—	—	129	2,301
Adjusted EBITDA	$46,070	$13,917	$44,371	$10,225	$(8,839)	$105,744

EBITDA margin	16.1%	6.9%	25.1%	24.9%	N/M	15.3%
Adjusted EBITDA margin	16.8%	7.1%	25.1%	24.9%	N/M	15.7%

(1)	Costs related to the acquisition of UW Solutions.
(2)	Restructuring costs related to Project Fortify. Costs incurred in fiscal year 2025 were associated with Phase 1 and costs incurred in fiscal year 2026 are associated with Phase 2.
(3)	Gain related to the settlement of a New Market Tax Credit transaction.

Reconciliation of Non-GAAP Financial Measures
Adjusted Net Earnings and Adjusted Diluted Earnings Per Share
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Net earnings	$23,649	$30,566	$20,962	$61,577
Acquisition-related costs (1)	1,307	—	1,657	—
Restructuring costs (2)	3,123	1,179	18,472	2,301
NMTC settlement gain (3)	(4,597)	—	(4,597)	—
Income tax impact on above adjustments (4)	(2,384)	(289)	(3,546)	(564)
Adjusted net earnings	$21,098	$31,456	$32,948	$63,314

	Three Months Ended		Six Months Ended
	August 30, 2025	August 31, 2024	August 30, 2025	August 31, 2024
Diluted earnings per share	$1.10	$1.40	$0.97	$2.80
Acquisition-related costs (1)	0.06	—	0.08	—
Restructuring costs (2)	0.14	0.05	0.86	0.10
NMTC settlement gain (3)	(0.21)	—	(0.21)	—
Income tax impact on above adjustments (4)	(0.11)	(0.01)	(0.16)	(0.03)
Adjusted diluted earnings per share	$0.98	$1.44	$1.53	$2.88

Weighted average diluted shares outstanding	21,590	21,875	21,562	21,985

(1)	Acquisition-related costs include costs related to one-time expenses incurred to integrate the UW Solutions acquisition.
(2)	Restructuring costs related to Project Fortify. Costs incurred in fiscal year 2025 were associated with Phase 1 and costs incurred in fiscal year 2026 are associated with Phase 2.
(3)	Gain related to the settlement of a New Market Tax Credit transaction
(4)	Income tax impact reflects the estimated blended statutory tax rate for the jurisdictions in which the charge or income occurred.

Liquidity and Capital Resources
We rely on cash provided by operations for our material cash requirements, including working capital needs, capital expenditures, satisfaction of contractual commitments (including principal and interest payments on our outstanding indebtedness) and shareholder return through dividend payments and share repurchases.
Operating Activities. Net cash provided by operating activities was $37.3 million for the first six months of fiscal 2026, compared to $64.1 million in the prior year period. The decrease in net cash provided by operating activities was primarily driven by lower net earnings and an increased cash used for working capital, including a net payment of $13.7 million for the settlement of an arbitration award.
Investing Activities. Net cash used in investing activities was $10.9 million for the first six months of fiscal 2026, compared to $15.5 million in the prior-year period. The net cash used in investing activities was primarily related to capital expenditures in both periods.
Financing Activities. Net cash used in financing activities was $29.1 million for the first six months of fiscal 2026, compared to $34.6 million in the prior year period. The decrease in net cash used in financing activities was primarily driven by a reduction in repurchases of common stock.
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
The Credit Agreement contains two maintenance financial covenants that require our Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than 3.50 and our Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to exceed 3.00. At August 30, 2025, we were in compliance with all covenants as defined under the terms of the Credit Agreement.
The Credit Agreement also contains an acquisition “holiday”. In the event we make an acquisition for which the purchase price is greater than $75 million, we can elect to increase the maximum Consolidated Leverage Ratio (as defined in the Credit Agreement) to 4.00 for a period of four consecutive fiscal quarters, commencing with the fiscal quarter in which a qualifying acquisition occurs. No more than two acquisition holidays can occur during the term of the Credit Agreement, and at least two fiscal quarters must separate qualifying acquisitions.
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
On November 4, 2024, as part of the acquisition of UW Solutions, and for working capital and general corporate purposes, we executed a drawdown against the delayed draw term loan facility for $250.0 million. Outstanding borrowings under the term loan facility were $215.0 million as of August 30, 2025. Outstanding borrowings under the revolving credit facility were $55.0 million as of August 30, 2025.
At August 30, 2025, we had a total of $2.6 million of ongoing letters of credit related to the senior credit facility, construction contracts and insurance collateral that expire in fiscal year 2026 and reduce borrowing capacity under the revolving credit facility. As of August 30, 2025, the amount available for revolving borrowings was $392.4 million.
We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Future payments for such leases, excluding leases with initial terms of one year or less, were $69.4 million at August 30, 2025, with $8.5 million payable during the remainder of fiscal 2026.
As of August 30, 2025, we had $15.5 million of open purchase obligations, of which payments totaling $5.2 million are expected to become due during the remainder of fiscal 2026. These purchase obligations primarily relate to raw material commitments and capital expenditures and are not expected to impact future liquidity, as amounts should be recovered through customer billings.
We expect to make contributions of $0.4 million to our defined-benefit pension plans in fiscal 2026, which will equal or exceed our minimum funding requirements.
As of August 30, 2025, we had reserves of $6.2 million for unrecognized tax benefits. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.
We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At August 30, 2025, $1.2 billion of these types of bonds were outstanding, of which $293.7 million is in our backlog. These bonds have expiration dates that align with completion of the purchase order or contract. We have not been required to make any payments under these bonds with respect to our existing businesses.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended March 1, 2025, for a discussion of the Company’s market risk. There have been no material changes in market risk since March 1, 2025.

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
b)On November 4, 2024, we completed our acquisition of UW Solutions. In accordance with Securities Exchange Commission guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded UW Solutions from our assessment of the effectiveness of internal control over financial reporting as of August 30, 2025. The assets and net sales of UW Solutions that were excluded from our assessment constituted approximately 22.0% and 6.9%, respectively, of the related consolidated financial statement amounts as of and for the three months ended August 30, 2025. The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as August 30, 2025 includes all of our consolidated operations except for those disclosure controls and procedures of UW Solutions. See Note 13 for additional information regarding the UW Solutions acquisition. Based on our assessment, the Company's management believes that, as of August 30, 2025, the Company's internal control over financial reporting was effective based on those criteria.
c)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
June 01, 2025 to June 28, 2025	—	$—	—	2,189,793
June 29, 2025 to July 26, 2025	—	—	—	2,189,793
July 27, 2025 to August 30, 2025	—	—	—	2,189,793
Total	—	$—	—	2,189,793
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

Item 5.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended August 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

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
101#
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 30, 2025 and March 1, 2025, (ii) the Consolidated Results of Operations for the three- and six-months ended August 30, 2025 and August 31, 2024, (iii) the Consolidated Statements of Comprehensive Earnings for the three- and six-months ended August 30, 2025 and August 31, 2024, (iv) the Consolidated Statements of Cash Flows for the six-months ended August 30, 2025 and August 31, 2024, (v) the Consolidated Statements of Shareholders' Equity for the three- and six-months ended August 30, 2025 and August 31, 2024, and (vi) Notes to Consolidated Financial Statements.

104#	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
Exhibits marked with a (#) sign are filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 9, 2025	By: /s/ Ty R. Silberhorn
Ty R. Silberhorn President and Chief Executive Officer (Principal Executive Officer)

Date: October 9, 2025	By: /s/ Matthew J. Osberg
Matthew J. Osberg Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)