Form 10-Q
period 2025-11-29
APOGEE ENTERPRISES, INC.
filed 2026-01-07
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2025

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 5, 2026, 21,510,116 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except stock data)	November 29, 2025	March 1, 2025
Assets
Current assets
Cash and cash equivalents	$41,315	$41,448
Receivables, net	176,588	185,590
Inventories, net	102,495	92,305
Contract assets	66,645	71,842
Other current assets	48,954	50,919
Total current assets	435,997	442,104
Property, plant and equipment, net of accumulated depreciation of $476,911 and $469,480	253,092	268,139
Operating lease right-of-use assets	50,903	62,314
Goodwill	236,386	235,775
Intangible assets, net	113,673	128,417
Other non-current assets	25,977	38,520
Total assets	$1,116,028	$1,175,269
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$92,844	$98,804
Accrued compensation and benefits	33,906	48,510
Contract liabilities	43,086	35,193
Operating lease liabilities	14,504	15,290
Other current liabilities	45,405	87,659
Total current liabilities	229,745	285,456
Long-term debt	255,000	285,000
Non-current operating lease liabilities	41,981	51,632
Non-current self-insurance reserves	32,180	30,382
Other non-current liabilities	44,831	34,901
Commitments and contingent liabilities (Note 6)
Shareholders’ equity
Junior preferred stock of $1.00 par value; authorized 200,000 shares; zero issued and outstanding	—	—
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 21,494,322 and 21,417,631, respectively	7,164	7,139
Additional paid-in capital	161,031	156,075
Retained earnings	377,306	359,976
Accumulated other comprehensive loss	(33,210)	(35,292)
Total shareholders’ equity	512,291	487,898
Total liabilities and shareholders’ equity	$1,116,028	$1,175,269
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Net sales	$348,563	$341,344	$1,053,379	$1,015,300
Cost of sales	265,571	252,195	812,654	729,975
Gross profit	82,992	89,149	240,725	285,325
Selling, general and administrative expenses	58,113	60,520	182,026	173,350
Operating income	24,879	28,629	58,699	111,975
Interest expense, net	3,227	1,044	11,148	2,634
Other income, net	(2,458)	(60)	(6,916)	(493)
Earnings before income taxes	24,110	27,645	54,467	109,834
Income tax expense	7,561	6,656	16,956	27,268
Net earnings	$16,549	$20,989	$37,511	$82,566
Basic earnings per share	$0.78	$0.96	$1.76	$3.79
Diluted earnings per share	$0.77	$0.96	$1.74	$3.76
Weighted average basic shares outstanding	21,302	21,782	21,349	21,789
Weighted average diluted shares outstanding	21,592	21,917	21,568	21,937

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Net earnings	$16,549	$20,989	$37,511	$82,566
Other comprehensive earnings (loss):
Unrealized gain (loss) on marketable securities, net of $9, $(13), $17, and $16 of tax expense (benefit), respectively	34	(48)	62	60
Unrealized (loss) gain on derivative instruments, net of $(73), $(21), $(249), and $86 of tax (benefit) expense, respectively	(199)	(69)	(681)	281
Foreign currency translation adjustments	(445)	(1,619)	2,701	(2,780)
Other comprehensive (loss) earnings	(610)	(1,736)	2,082	(2,439)
Total comprehensive earnings	$15,939	$19,253	$39,593	$80,127

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	November 29, 2025	November 30, 2024
Operating Activities
Net earnings	$37,511	$82,566
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	37,456	30,798
Share-based compensation	6,570	8,067
Deferred income taxes	16,762	5,109
Loss on disposal of property, plant and equipment	418	159
Impairment on intangible assets	7,418	—
Settlement of New Markets Tax Credit transaction	(6,740)	—
Non-cash lease expense	10,901	9,926
Other, net	4,596	1,800
Changes in operating assets and liabilities, net of business acquired:
Receivables	9,431	(2,191)
Inventories	(9,842)	(8,284)
Contract assets	5,317	(8,168)
Accounts payable	(3,873)	6,796
Accrued compensation and benefits	(14,782)	(20,958)
Contract liabilities	7,823	11,499
Operating lease liability	(10,628)	(9,387)
Accrued income taxes	(3,279)	(6,498)
Other current assets and liabilities	(28,437)	(6,104)
Net cash provided by operating activities	66,622	95,130
Investing Activities
Capital expenditures	(18,315)	(24,696)
Proceeds from sales of property, plant and equipment	1,606	744
Purchases of marketable securities	(550)	(2,394)
Sales/maturities of marketable securities	1,485	2,370
Acquisition of business, net of cash acquired	—	(233,125)
Net cash used in investing activities	(15,774)	(257,101)
Financing Activities
Proceeds from revolving credit facilities	80,000	95,201
Repayment on revolving credit facilities	(110,000)	(115,201)
Proceeds from term loans	—	250,000
Repayment of term loans	—	(20,000)
Repurchase of common stock	—	(15,061)
Dividends paid	(16,567)	(16,238)
Payments of debt issuance costs	—	(3,798)
Other, net	(5,342)	(5,884)
Net cash (used in) provided by financing activities	(51,909)	169,019
Effect of exchange rates on cash	928	(409)
(Decrease) increase in cash, cash equivalents and restricted cash	(133)	6,639
Cash, cash equivalents and restricted cash at beginning of period	41,448	37,216
Cash and cash equivalents at end of period	$41,315	$43,855
Non-cash Activity
Capital expenditures in accounts payable	$970	$2,299
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 1, 2025	21,418	$7,139	$156,075	$359,976	$(35,292)	$487,898
Net loss	—	—	—	(2,688)	—	(2,688)
Other comprehensive income, net of tax	—	—	—	—	2,608	2,608
Issuance of stock, net of cancellations	182	61	(61)	—	—	—
Share-based compensation	—	—	2,300	—	—	2,300
Other share retirements	(67)	(22)	(526)	(2,267)	—	(2,815)
Cash dividends, $0.26 per share	—	—	—	(5,520)	—	(5,520)
Balance at May 31, 2025	21,533	$7,178	$157,788	$349,501	$(32,684)	$481,783
Net earnings	—	—	—	23,649	—	23,649
Other comprehensive income, net of tax	—	—	—	—	84	84
Cancellations of stock, net of issuance	(16)	(5)	(184)	—	—	(189)
Share-based compensation		—	474	—	—	474
Other share retirements	(2)	(1)	(13)	(49)	—	(63)
Cash dividends, $0.26 per share	—	—	—	(5,523)	—	(5,523)
Balance at August 30, 2025	21,515	$7,172	$158,065	$367,578	$(32,600)	$500,215
Net earnings	—	—	—	16,549	—	16,549
Other comprehensive loss, net of tax	—	—	—	—	(610)	(610)
Issuance of stock, net of cancellations	19	2	(473)	(205)	—	(676)
Share-based compensation	—	—	3,796	—	—	3,796
Other share retirements	(42)	(10)	(357)	(1,092)	—	(1,459)
Cash dividends, $0.26 per share	—	—	—	(5,524)	—	(5,524)
Balance at November 29, 2025	21,492	$7,164	$161,031	$377,306	$(33,210)	$512,291

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 2, 2024	22,089	$7,363	$152,818	$340,375	$(29,531)	$471,025
Net earnings	—	—	—	31,011	—	31,011
Other comprehensive income, net of tax	—	—	—	—	521	521
Issuance of stock, net of cancellations	170	57	(57)	—	—	—
Share-based compensation	—	—	2,704	—	—	2,704
Share repurchases	(242)	(81)	(1,860)	(13,120)	—	(15,061)
Other share retirements	(80)	(27)	(603)	(4,206)	—	(4,836)
Declared dividends, $0.25 per share	—	—	—	(5,409)	—	(5,409)
Balance at June 1, 2024	21,937	$7,312	$153,002	$348,651	$(29,010)	$479,955
Net earnings	—	—	—	30,566	—	30,566
Other comprehensive income, net of tax	—	—	—	—	(1,224)	(1,224)
Issuance of stock, net of cancellations	16	5	(5)	—	—	—
Share-based compensation	—	—	2,938	—	—	2,938
Share repurchases	—	—	—	—	—	—
Other share retirements	(7)	(2)	(52)	(347)	—	(401)
Cash dividends, $0.25 per share	—	—	—	(5,412)	—	(5,412)
Balance at August 31, 2024	21,946	$7,315	$155,883	$373,458	$(30,234)	$506,422
Net earnings	—	—	—	20,989	—	20,989
Other comprehensive loss, net of tax	—	—	—	—	(1,736)	(1,736)
Issuance of stock, net of cancellations	1	—	—	—	—	—
Share-based compensation	—	—	2,425	—	—	2,425
Other share retirements	(8)	(2)	(60)	(552)	—	(614)
Cash dividends, $0.25 per share	—	—	—	(5,417)	—	(5,417)
Balance at November 30, 2024	21,939	$7,313	$158,248	$388,478	$(31,970)	$522,069

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Summary of Significant Accounting Policies
Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended March 1, 2025. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein. The results of operations for the three and nine month periods ended November 29, 2025, are not necessarily indicative of the results to be expected for the full year.
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

2.Revenue, Receivables and Contract Assets and Liabilities
Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended		Nine Months Ended
(In thousands)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Recognized at shipment	$163,008	$150,704	$492,845	$427,945
Recognized over time (input method)	119,570	125,451	356,927	360,815
Recognized over time (output method)	65,985	65,189	203,607	226,540
Total	$348,563	$341,344	$1,053,379	$1,015,300
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

(In thousands)	November 29, 2025	March 1, 2025
Trade accounts	$111,819	$117,533
Construction contracts	66,310	70,724
Total receivables	178,129	188,257
Less: allowance for credit losses	1,541	2,667
Receivables, net	$176,588	$185,590
The following table summarizes the activity in the allowance for credit losses for the nine months ended November 29, 2025:

(In thousands)	November 29, 2025
Beginning balance	$2,667
Credits against costs and expenses	(571)
Deductions from allowance, net of recoveries	(581)
Other adjustments	26
Ending balance	$1,541
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

(In thousands)	November 29, 2025	March 1, 2025
Contract assets	$66,645	$71,842
Contract liabilities	43,086	35,193
The changes in contract assets and contract liabilities were mainly due to timing of project activity within our businesses that operate under long-term contracts.

Other contract-related disclosures

	Three Months Ended		Nine Months Ended
(In thousands)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Revenue recognized related to contract liabilities from prior year-end	$700	$399	$29,029	$30,760
Revenue recognized related to prior satisfaction of performance obligations	1,957	4,129	4,366	12,295
Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that time frame. Generally, these contracts are found in our businesses that typically operate with long-term contracts, which recognize revenue over time. The transaction prices associated with unsatisfied performance obligations at November 29, 2025, are expected to be satisfied, and the corresponding revenue to be recognized, over the following estimated time periods:

(In thousands)	November 29, 2025
Within one year	$530,201
Between one and two years	283,130
Beyond two years	79,485
Total	$892,816
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
The net cumulative catch-up adjustments on our longer-term contracts for changes in estimates had the following effect on the respective periods shown:

(in thousands, except earnings per share data)	Three Months Ended		Nine Months Ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Operating income	$3,976	$5,801	$4,775	$12,905
Earnings per share:
Basic	0.14	0.20	0.17	0.45
Diluted	0.14	0.20	0.17	0.44

3.Inventories

(In thousands)	November 29, 2025	March 1, 2025
Raw materials	$46,900	$36,804
Work-in-process	17,676	15,554
Finished goods	37,919	39,947
Total inventories, net	$102,495	$92,305

4.Financial Instruments
Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of fixed-maturity investments:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
November 29, 2025	$9,211	$27	$137	$9,101
March 1, 2025	10,148	33	222	9,959
Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using third-party agreements to meet statutory requirements. Our third-party carriers require Prism to maintain fixed-maturity investments for the purpose of providing collateral for Prism’s obligations under these agreements.
The amortized cost and estimated fair values of these investments at November 29, 2025, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty. Investments that are due within one year are included in other current assets while those due after one year are included as other non-current assets. Gross realized gains and losses were insignificant for all periods presented.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$7,239	$7,163
Due after one year through five years	1,972	1,938
Total	$9,211	$9,101
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
In the second quarter of fiscal 2026, we entered into an interest rate swap with a notional value of $50.0 million with an expiration date of August 5, 2027. In fiscal 2025, we entered into an interest rate swap with a notional value of $75.0 million with an expiration date of January 5, 2027. In fiscal 2020, we entered into an interest rate swap with a notional value of $30.0 million with an expiration date of February 5, 2026. We entered into these swaps to hedge a portion of our exposure to variability in cash flows from interest payments on our floating-rate credit facility.
As of November 29, 2025, we had no foreign exchange option contracts with U.S. dollar notional values outstanding.
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
Financial assets and liabilities measured at fair value on a recurring basis were:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
November 29, 2025
Assets:
Money market funds	$30,493	$—	$30,493
Municipal bonds	—	9,101	9,101
Interest rate swap contracts	—	125	125
Liabilities:
Interest rate swap contracts	—	806	806

March 1, 2025
Assets:
Money market funds	$20,758	$—	$20,758
Municipal bonds	—	9,959	9,959
Foreign currency option contract	—	29	29
Interest rate swap contracts	—	539	539
Liabilities:
Interest rate swap contracts	—	540	540

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
The Credit Agreement contains two maintenance financial covenants that require our Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than 3.50 and our Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to exceed 3.00. At November 29, 2025, we were in compliance with all covenants as defined under the terms of the Credit Agreement.
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
On November 4, 2024, as part of the acquisition of UW Interco, LLC (UW Solutions), and for working capital and general corporate purposes, we executed a drawdown against the delayed draw term loan facility for $250.0 million. Outstanding borrowings under the term loan facility were $215.0 million as of November 29, 2025. Outstanding borrowings under the revolving credit facility were $40.0 million as of November 29, 2025.
At November 29, 2025, we had a total of $2.6 million of ongoing letters of credit related to the senior credit facility, construction contracts and insurance collateral that expire in fiscal 2027 and reduce borrowing capacity under the revolving credit facility. As of November 29, 2025, the amount available for revolving borrowings was $407.4 million.
The fair value of our senior credit facility approximated carrying value at November 29, 2025, and would be classified as Level 2 within the fair value hierarchy described in Note 4, due to the variable interest rates on these instruments.

	Three Months Ended		Nine Months Ended
(In thousands)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Interest on debt	$3,911	$2,077	$13,005	$4,590
Interest rate swap gain	(242)	(223)	(555)	(695)
Other interest expense	172	38	475	653
Interest income	(614)	(848)	(1,777)	(1,914)
Interest expense, net	$3,227	$1,044	$11,148	$2,634
Interest payments under the credit facilities were $13.2 million and $3.5 million for the nine months ended November 29, 2025 and November 30, 2024, respectively. The weighted average interest rates on borrowings outstanding, inclusive of the impact of our interest rate swaps as of November 29, 2025, and March 1, 2025, were 3.16% and 4.32%, respectively.

6.Commitments and Contingent Liabilities
Bond commitments
In the ordinary course of business, predominantly in our Architectural Services Segment, we are required to provide surety or performance bonds that commit payments to our customers for non-performance against our contracts. At November 29, 2025, $1.2 billion of these types of bonds were outstanding, of which $253.0 million is in our backlog. These bonds have expiration dates that align with the completion of these contracts. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.
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

Nine Months Ended
(In thousands)	November 29, 2025
Beginning balance	$18,461
Credits against costs and expenses	(1,044)
Claims paid	(3,504)
Ending balance	$13,913
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
Letters of credit
At November 29, 2025, we had $2.6 million of ongoing letters of credit as discussed in Note 5.
Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $16.4 million as of November 29, 2025.
New Markets Tax Credit (NMTC) transactions
During the second quarter ended August 30, 2025, one NMTC transaction was settled and, as a result, a $4.6 million benefit was recorded in other (income) expense, net. During the third quarter ended November 29, 2025, the final remaining NMTC transaction was settled and, as a result, a $2.1 million benefit was recorded in other (income) expense, net.
When these transactions were initiated, the proceeds received from investors were included within other current liabilities in our consolidated balance sheets. The NMTC arrangements were subject to 100 percent tax credit recapture for a period of seven years from the date of transaction. Upon the termination, proceeds were recognized in earnings in exchange for the transfer of tax credits. The direct and incremental costs incurred in structuring this arrangement were deferred and were included in other current assets in our consolidated balance sheets. These costs were recognized in conjunction with the recognition of the related proceeds as settled. During the construction phase or for working capital purposes, we were required to hold cash dedicated to fund the project, which was classified as restricted cash in our consolidated balance sheet. As a result of the structure of these transactions, a variable-interest entity was created. As the other investors in these programs did not have a material interest in the entity's underlying economics, we included 100% of the results of the variable-interest entity in our consolidated financial statements.
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
The following table summarizes the obligation activity and outstanding balance for the nine months ended November 29, 2025, that we have confirmed as valid to the administrators of our program:

(In thousands)	November 29, 2025
Balance at beginning of period	$6,846
Obligations added to the program	39,692
Obligations settled	(39,690)
Balance at end of period	$6,848

8.Shareholders' Equity
We paid dividends totaling $16.6 million ($0.78 per share) in the first nine months of fiscal 2026, compared to dividends paid of $16.2 million ($0.75 per share) in the comparable prior year period.
During fiscal 2004, the Board of Directors authorized a share repurchase program allowing us to repurchase shares of our outstanding common stock, with subsequent increases in authorization. During the nine months ended November 29, 2025, we did not repurchase shares under the program. During the nine months ended November 30, 2024, we repurchased 241,573 shares under the program, for a total cost of $15.1 million. We have repurchased a total of 12,063,207 shares, at a total cost of $438.5 million, since the inception of this program in fiscal 2004. We have remaining authority to repurchase 2,186,793 shares under this program, which has no expiration date. We may elect to repurchase additional shares of common stock under our authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing.
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
The table below sets forth the number of stock-based compensation awards granted during the nine months ended November 29, 2025, along with the weighted average grant date fair value:

Awards	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock awards and restricted stock units(1)	178,103	$43.92
Performance share units (2)	53,542	$45.44

(1)	Represent service condition awards which generally vest over a two- or three-year period.
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

Total share-based compensation expense included in the results of operations was $3.8 million and $2.4 million for the three months ended November 29, 2025, and November 30, 2024, respectively and $6.6 million and $8.1 million for the nine months ended November 29, 2025, and November 30, 2024, respectively.
On October 31, 2025, the Company announced the separation of its Chief Executive Officer. In connection with this separation agreement, the Board of Directors approved the accelerated vesting of certain outstanding unvested restricted stock awards and performance share unit awards previously granted. As a result of this modification, the Company recognized incremental stock-based compensation expense of $2.1 million during the third quarter of fiscal 2026, representing the fair value of the awards that would have otherwise vested over the remaining service periods. This amount is included in SG&A expenses in the Consolidated Results of Operations.

At November 29, 2025, there was $9.4 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 2.0 years. The total fair value of shares vested during the nine months ended November 29, 2025, was $12.4 million.

10.Income Taxes
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, Canada, Brazil, and other international jurisdictions. In September 2025, the Company was notified that the Internal Revenue Service will conduct a U.S. federal examination for fiscal 2023. There is very limited audit activity of our income tax returns in U.S. state jurisdictions or international jurisdictions.
For interim periods, income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items. For the three months ended November 29, 2025, income tax expense as a percentage of earnings before income tax was 31.4%, compared to 24.1% for the same period last year. The change in the effective tax rate was primarily due to an increase in tax expense on discrete items. For the nine months ended November 29, 2025, income tax expense as a percentage of earnings before income tax was 31.1% compared to 24.8% for the same period last year. The increase in the effective tax rate was primarily driven by tax expenses on discrete items.
The total liability for unrecognized tax benefits was $5.9 million at November 29, 2025, compared to $6.0 million at March 1, 2025. Penalties and interest related to unrecognized tax benefits are recorded in income tax expense.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the United States, introducing a wide array of tax reform measures. These include extensions and modifications to certain provisions originally enacted under the Tax Cuts and Jobs Act. Key changes include the immediate expensing of domestic research and development costs, the reinstatement of 100% bonus depreciation, and a new interest expense limitation based on earnings before interest, taxes, depreciation and amortization (EBITDA). These provisions did not have a material effect on the Company’s effective tax rate for the nine-month period ended November 29, 2025.

11.Earnings per Share
The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share (diluted EPS):

	Three Months Ended		Nine Months Ended
(In thousands)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Net earnings	$16,549	$20,989	$37,511	$82,566

Basic earnings per share – weighted average common shares outstanding	21,302	21,782	21,349	21,789
Weighted average effect of nonvested share grants and assumed exercise of stock options	290	135	219	148
Diluted earnings per share – weighted average common shares and potential common shares outstanding	21,592	21,917	21,568	21,937
Stock awards excluded from the calculation of earnings per share because the effect was anti-dilutive (award price greater than average market price of the shares)	213	1	213	18
Earnings per share:
Basic	$0.78	$0.96	$1.76	$3.79
Diluted	$0.77	$0.96	$1.74	$3.76

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
The Company’s CEO is the chief operating decision maker (CODM). The CODM utilizes net sales and adjusted EBITDA to assess segment performance and make decisions about the allocation of operating and capital resources by analyzing recent results, trends, and variances of each segment in relation to forecasts and historical performance.
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

	Three Months Ended November 29, 2025
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Total
Net sales	$124,245	$105,166	$66,172	$52,980	$348,563
Intersegment net sales	188	—	4,680	—	4,868
Total segment net sales	124,433	105,166	70,852	52,980	353,431
Adjusted cost of sales (1)	(89,437)	(86,747)	(52,307)	(35,776)	(264,267)
Adjusted SG&A (2)	(21,908)	(9,030)	(10,378)	(9,196)	(50,512)
Adjusted other expense, net (3)	—	—	(12)	—	(12)
Adjusted depreciation and amortization	3,662	809	3,379	3,913	11,763
Adjusted EBITDA	$16,750	$10,198	$11,534	$11,921	$50,403

	Three Months Ended November 30, 2024
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Total
Net sales	$138,019	$104,921	$65,208	$33,196	$341,344
Intersegment net sales	20	—	5,028	—	5,048
Total segment net sales	138,039	104,921	70,236	33,196	346,392
Adjusted cost of sales (1)	(100,397)	(84,402)	(50,033)	(21,747)	(256,579)
Adjusted SG&A (2)	(24,090)	(11,505)	(10,086)	(5,276)	(50,957)
Adjusted other expense, net (3)	—	—	(6)	—	(6)
Adjusted depreciation and amortization	3,932	981	3,069	2,461	10,443
Adjusted EBITDA	$17,484	$9,995	$13,180	$8,634	$49,293

	Nine Months Ended November 29, 2025
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Total
Net sales	$393,763	$312,161	$203,835	$143,620	$1,053,379
Intersegment net sales	228	—	12,471	—	12,699
Total segment net sales	393,991	312,161	216,306	143,620	1,066,078
Adjusted cost of sales (1)	(287,218)	(263,377)	(157,278)	(95,933)	(803,806)
Adjusted SG&A (2)	(71,056)	(30,294)	(32,323)	(27,838)	(161,511)
Adjusted other expense, net (3)	—	—	(77)	—	(77)
Adjusted depreciation and amortization	11,229	2,789	9,970	11,251	35,239
Adjusted EBITDA	$46,946	$21,279	$36,598	$31,100	$135,923

	Nine Months Ended November 30, 2024
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Total
Net sales	$412,469	$301,966	$226,633	$74,232	$1,015,300
Intersegment net sales	92	—	20,407	—	20,499
Total segment net sales	412,561	301,966	247,040	74,232	1,035,799
Adjusted cost of sales (1)	(287,846)	(246,622)	(167,058)	(46,583)	(748,109)
Adjusted SG&A (2)	(73,773)	(34,320)	(31,706)	(12,837)	(152,636)
Adjusted other income, net (3)	—	—	116	—	116
Adjusted depreciation and amortization	12,609	2,887	9,158	4,046	28,700
Adjusted EBITDA	$63,551	$23,911	$57,551	$18,858	$163,871

(1)
Adjusted cost of sales excludes $0.1 million and $3.4 million related to acquisition and restructuring expense, respectively, for the three months ended November 29, 2025, and excludes $0.5 million and $13.3 million related to acquisition and restructuring expense, respectively, for the nine months ended November 29, 2025. Adjusted cost of sales excludes $0.1 million of income and $1.3 million of expense related to restructuring for the three and nine months ended November 30, 2024, respectively. For the three and nine months ended November 30, 2024, adjusted cost of sales excludes $0.4 million related to acquisition expense. These adjustments are described in greater detail in the reconciliation below.

(2)
Adjusted SG&A expense excludes $0.2 million and $1.0 million related to acquisition and restructuring expense, respectively, for the three months ended November 29, 2025, and excludes $1.2 million and $6.9 million related to acquisition and restructuring expense, respectively, for the nine months ended November 29, 2025. Adjusted SG&A expense excludes $0.3 million and $1.0 million related to restructuring expense for the three and nine months ended November 30, 2024, respectively. For the three and nine months ended November 30, 2024, adjusted SG&A excludes $0.9 million related to acquisition expense. These adjustments are described in greater detail in the reconciliation below.

(3)	Adjusted other income, net excludes $2.1 million and $6.7 million of NMTC gain recognized for the three and nine months ended November 29, 2025, respectively.

The following table presents the reconciliation of adjusted EBITDA to net earnings, the nearest measurement under U.S. GAAP:

	Three Months Ended		Nine Months Ended
(In thousands)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Segment Adjusted EBITDA	$50,403	$49,293	$135,923	$163,871
Corporate and Other Expenses	(8,033)	(8,014)	(17,636)	(16,978)
Segment acquisition-related costs (1)	(259)	(1,331)	(1,723)	(1,331)
Segment restructuring costs (2)	(4,401)	(125)	(20,233)	(2,296)
Depreciation and amortization	(12,516)	(11,134)	(37,456)	(30,798)
Other income (3)	2,143	—	6,740	—
Interest expense, net	(3,227)	(1,044)	(11,148)	(2,634)
Income tax expense	(7,561)	(6,656)	(16,956)	(27,268)
Net earnings	$16,549	$20,989	$37,511	$82,566

(1)	Acquisition-related costs include costs related to one-time expenses incurred to integrate the UW Solutions acquisition.
(2)	Segment restructuring charges related to Project Fortify.
(3)	Other income, net includes $2.1 million and $6.7 million of NMTC gain recognized for the three and nine months ended November 29, 2025, respectively.

13.Acquisitions
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
The total purchase consideration was $232.2 million in cash, net of a favorable net working capital adjustment of $0.9 million and cash acquired of $8.7 million. The acquisition was funded with cash on hand and borrowings under our existing credit agreement. During fiscal 2025, we incurred total pre-tax acquisition-related expenses of $10.3 million associated with the acquisition. During the three-month period ended November 29, 2025, we incurred integration costs associated with the acquisition of $0.3 million, of which $0.1 million and $0.2 million are included in cost of sales and SG&A, respectively, within our Consolidated Results of Operations. During the nine-month period ended November 29, 2025, we incurred integration costs associated with the acquisition of $2.0 million, of which $0.5 million and $1.5 million are included in cost of sales and SG&A, respectively, within our Consolidated Results of Operations.
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
The impact of the acquisition of UW Solutions on our Consolidated Results of Operations for the three-month period ended on November 29, 2025, was $27.9 million of net sales and $0.3 million of net income, and for the nine-month period ended on November 29, 2025, was $74.8 million of net sales and $1.8 million of net loss.
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

(in thousands, except earnings per share data) (Unaudited)	Three Months Ended	Nine Months Ended
	November 30, 2024	November 30, 2024
Net sales	$359,904	$1,077,941
Net earnings	20,456	72,150
Earnings per share:
Basic	$0.94	$3.31
Diluted	$0.93	$3.29
The three-month period ended November 30, 2024, includes $0.6 million of non-recurring integration costs in the three-month proforma period. Nonrecurring charges of $4.4 million of transaction costs, $2.3 million of integration costs, $2.3 million of amortization of acquired backlog, and $1.5 million of inventory step-up expense are included in the nine-month period ended November 30, 2024, and are included in the nine-month proforma period ended November 30, 2024.
These amounts have been calculated after applying our accounting policies and adjusting the results of UW Solutions to reflect the effect of definite-lived intangible assets recognized as part of the business combination on amortization expense as if the acquisition had occurred on March 3, 2024.

14.Restructuring
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
On April 23, 2025, we announced a second phase of Project Fortify (referred to as "Project Fortify Phase 2" or "Phase 2") to drive further cost efficiencies, primarily in the Architectural Metals and Architectural Services Segments. Phase 2 focuses on further optimizing our operating footprint and aligning resources to enable a more effective operating model. We expect to incur approximately $28 million to $29 million of pre-tax charges associated with Phase 2. The total charges are expected to include the following:
•$15 million to $16 million of severance and employee related costs;
•$5 million to $6 million of contract termination costs; and
•$7 million to $8 million of other expenses.
We expect the actions associated with Phase 2 to be substantially completed by the end of the fourth quarter of fiscal 2026 and expect them to deliver annualized pre-tax cost savings of approximately $25 million to $26 million.
During the third quarter of fiscal 2026, we incurred $5.1 million of pre-tax costs associated with Phase 2, of which $3.5 million is included in cost of sales and $1.6 million is included within SG&A. During the first nine months of fiscal 2026, we incurred $23.6 million of pre-tax costs associated with Phase 2, of which, $13.4 million is included in cost of sales and $10.2 million is included within SG&A. For the nine months ended November 29, 2025, SG&A charges include a $5.0 million non-cash intangible asset impairment charge in the Architectural Services segment and a $2.6 million non-cash asset write-off and other charges in Corporate and Other.
The table below reflects the pretax impact of Project Fortify for the quarters ended November 29, 2025, and November 30, 2024, respectively.

(In thousands)	Architectural Metals	Architectural Services	Corporate and Other	Total
November 29, 2025
Termination benefits	$1,887	$181	$637	$2,705
Contract termination costs	597	1,662	—	2,259
Other restructuring charges	53	21	42	116
Total restructuring charges	$2,537	$1,864	$679	$5,080
November 30, 2024
Termination benefits	$387	$(764)	$787	$410
Other restructuring charges	455	47	—	502
Total restructuring charges	$842	$(717)	$787	$912

The table below reflects the pretax impact of Project Fortify for the nine months ended November 29, 2025, and November 30, 2024, respectively.

(In thousands)	Architectural Metals	Architectural Services	Corporate and Other	Total
November 29, 2025
Termination benefits	$2,693	$6,653	$637	$9,983
Contract termination costs	1,399	3,594	—	4,993
Other restructuring charges	272	5,623	2,683	8,578
Total restructuring charges	$4,364	$15,870	$3,320	$23,554
November 30, 2024
Termination benefits	$960	$(592)	$917	$1,285
Contract termination costs	108	—	—	108
Other restructuring charges	1,687	133	—	1,820
Total restructuring charges	$2,755	$(459)	$917	$3,213
The following table summarizes our restructuring related accrual balances included within accrued payroll and related benefits and other current liabilities in the consolidated balance sheets. All remaining accrual balances are expected to be paid within fiscal 2026.

(In thousands)	Architectural Metals	Architectural Services	Corporate and Other	Total
Balance at March 1, 2025	$1,286	$650	$511	$2,447
Restructuring expense	3,446	5,980	3,320	12,746
Payments	(1,939)	(3,270)	(599)	(5,808)
Balance at November 29, 2025	$2,802	$3,360	$3,232	$9,394
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
Recent Developments
On April 23, 2025, we announced an extension of Project Fortify ("Project Fortify Phase 2" or "Phase 2") to drive further cost efficiencies, primarily in the Architectural Metals and Architectural Services Segments. Phase 2 focuses on further optimizing our operating footprint and aligning resources to enable a more effective operating model. We expect the actions of Phase 2 to incur approximately $28 million to $29 million of pre-tax charges. Phase 2 is expected to deliver annualized pre-tax cost savings of approximately $25 million to $26 million. We expect the actions associated with Phase 2 to be substantially completed by the end of the fourth quarter of fiscal 2026. See Note 14 for additional information.
On October 31, 2025, the Company announced the separation of its Chief Executive Officer. In connection with this separation agreement, the Board of Directors approved the accelerated vesting of certain outstanding unvested restricted stock awards and performance share unit awards previously granted. As a result of this modification, the Company recognized incremental stock-based compensation expense of $2.1 million during the third quarter of fiscal 2026, representing the fair value of the awards that would have otherwise vested over the remaining service periods. This amount is included in SG&A expenses in the Consolidated Results of Operations.
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

	Three Months Ended		% of Net Sales
(in thousands, except percentages)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Net sales	$348,563	$341,344	100.0%	100.0%
Cost of sales	265,571	252,195	76.2%	73.9%
Gross profit	82,992	89,149	23.8%	26.1%
Selling, general and administrative expenses	58,113	60,520	16.7%	17.7%
Operating income	24,879	28,629	7.1%	8.4%
Interest expense, net	3,227	1,044	0.9%	0.3%
Other income, net	(2,458)	(60)	(0.7)%	—%
Earnings before income taxes	24,110	27,645	6.9%	8.1%
Income tax expense	7,561	6,656	2.2%	1.9%
Net earnings	$16,549	$20,989	4.7%	6.1%
Effective tax rate	31.4%	24.1%

	Nine Months Ended		% of Net Sales
(in thousands, except percentages)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Net sales	$1,053,379	$1,015,300	100.0%	100.0%
Cost of sales	812,654	729,975	77.1%	71.9%
Gross profit	240,725	285,325	22.9%	28.1%
Selling, general and administrative expenses	182,026	173,350	17.3%	17.1%
Operating income	58,699	111,975	5.6%	11.0%
Interest expense, net	11,148	2,634	1.1%	0.3%
Other income, net	(6,916)	(493)	(0.7)%	—%
Earnings before income taxes	54,467	109,834	5.2%	10.8%
Income tax expense	16,956	27,268	1.6%	2.7%
Net earnings	$37,511	$82,566	3.6%	8.1%
Effective tax rate	31.1%	24.8%
Comparison of Third Quarter Fiscal 2026 to Third Quarter Fiscal 2025
•Consolidated net sales increased 2.1%, to $348.6 million, driven by $18.4 million of inorganic sales contribution from the acquisition of UW Solutions and favorable product mix, partially offset by lower volume.
•Gross margin decreased to 23.8%, compared to 26.1%, primarily due to impact of lower volume and price, higher aluminum, restructuring and health insurance costs, partially offset by lower incentive compensation expense.
•SG&A expense as a percent of net sales decreased to 16.7%, compared to 17.7%. The decrease was primarily due to lower acquisition-related costs and lower incentive compensation expense, partially offset by higher amortization expense related to the UW Solutions acquisition and incremental stock-based compensation expense related to CEO transition costs.
•Operating income declined to $24.9 million from $28.6 million, and operating margin decreased 130 basis points to 7.1%.
•Adjusted EBITDA increased to $46.1 million compared to $45.8 million and adjusted EBITDA margin decreased to 13.2% compared to 13.4%. The decrease in adjusted EBITDA margin was primarily driven by lower volume and price, higher aluminum and health insurance costs, partially offset by lower incentive compensation expense and benefits from cost savings related to Project Fortify Phase 2.
•Interest expense increased to $3.2 million, primarily due to a higher average debt balance resulting from the acquisition of UW Solutions in November 2024.

•Other income was $2.5 million compared to $0.1 million. The change was due to a $2.1 million gain related to a New Markets Tax Credit recognized in the current period.
•Income tax expense as a percentage of earnings before income tax was 31.4%, compared to 24.1%. The increase in the effective tax rate was primarily due to an increase in tax expense for discrete items.
•Net earnings were $16.5 million compared to $21.0 million.
Comparison of First Nine Months Fiscal 2026 to First Nine Months Fiscal 2025
•Consolidated net sales increased 3.8%, to $1.1 billion, primarily driven by $65.3 million of inorganic sales contribution from the acquisition of UW Solutions. This was partially offset by lower volume and price as a result of lower demand.
•Gross margin decreased to 22.9%, compared to 28.1%, primarily due to lower price and volume, higher aluminum, restructuring and health insurance costs, partially offset by lower incentive compensation expenses.
•SG&A expenses as a percent of net sales increased to 17.3%, compared to 17.1%. The increase was primarily due to increased restructuring charges related to Project Fortify Phase 2, increased amortization expense associated with the UW Solutions transaction and incremental stock-based compensation expense related to CEO transition costs, partially offset by lower transaction-related costs and lower incentive compensation expense.
•Operating income declined to $58.7 million from $112.0 million, and operating margin decreased 540 basis points to 5.6%.
•Adjusted EBITDA decreased to $124.9 million compared to $151.5 million and adjusted EBITDA margin decreased to 11.9% compared to 14.9%. The decrease in adjusted EBITDA margin was primarily driven by lower price and volume, higher material and health insurance costs, partially offset by lower incentive compensation expense and cost savings as a result of Project Fortify Phase 2.
•Interest expense, net increased to $11.1 million, primarily due to a higher average debt balance resulting from the acquisition of UW Solutions.
•Other income was $6.9 million compared to $0.5 million. The change was driven by a $6.7 million gain from New Markets Tax Credits.
•Income tax expense as a percentage of earnings before income tax was 31.1%, compared to 24.8% for the same period last year. The increase in the effective tax rate was primarily due to increases in tax expense for discrete items.
•Net earnings were $37.5 million compared to $82.6 million.

Segment Analysis
We have four operating segments which are also reportable segments. Each of our four segments have distinct economic characteristics, including products and services provided, production processes and varying ranges in performance and results.
We evaluate the performance of our segments based on segment net sales and adjusted EBITDA. Our CEO is our CODM. The CODM uses these measurements to assess segment performance and make decisions about the allocation of operating and capital resources by analyzing recent results, trends, and variances of each segment in relation to forecasts and historical performance.
The segment measurements provided to, and evaluated by, the CODM are described in Note 12 of our unaudited condensed consolidated financial statements.
The following table presents net sales, adjusted EBITDA and adjusted EBITDA margin by segment and the consolidated total.

	Three Months Ended			Nine Months Ended
(In thousands, except percentages)	November 29, 2025	November 30, 2024	% Change	November 29, 2025	November 30, 2024	% Change
Segment net sales
Architectural Metals	$124,433	$138,039	(9.9)%	$393,991	$412,561	(4.5)%
Architectural Services	105,166	104,921	0.2%	312,161	301,966	3.4%
Architectural Glass	70,852	70,236	0.9%	216,306	247,040	(12.4)%
Performance Surfaces	52,980	33,196	59.6%	143,620	74,232	93.5%
Total segment sales	353,431	346,392	2.0%	1,066,078	1,035,799	2.9%
Intersegment eliminations	(4,868)	(5,048)	(3.6)%	(12,699)	(20,499)	(38.1)%
Net sales	$348,563	$341,344	2.1%	$1,053,379	$1,015,300	3.8%
Segment adjusted EBITDA
Architectural Metals	$16,750	$17,483	(4.2)%	$46,946	$63,551	(26.1)%
Architectural Services	10,198	9,994	2.0%	21,279	23,911	(11.0)%
Architectural Glass	11,534	13,180	(12.5)%	36,598	57,551	(36.4)%
Performance Surfaces	11,921	7,828	52.3%	31,100	18,053	72.3%
Corporate and Other	(4,272)	(2,682)	59.3%	(11,040)	(11,519)	(4.2)%
Adjusted EBITDA	$46,131	$45,803	0.7%	$124,883	$151,547	(17.6)%
Segment adjusted EBITDA margins
Architectural Metals	13.5%	12.7%		11.9%	15.4%
Architectural Services	9.7%	9.5%		6.8%	7.9%
Architectural Glass	16.3%	18.8%		16.9%	23.3%
Performance Surfaces	22.5%	23.6%		21.7%	24.3%
Corporate and Other	N/M	N/M		N/M	N/M
Adjusted EBITDA margin	13.2%	13.4%		11.9%	14.9%
N/M Indicates calculation not meaningful.
The following table summarizes the impact that different items had on our net sales for the third quarter fiscal 2026. All net sales for the third quarter of fiscal 2025 were organic.

	Three Months Ended November 29, 2025
(In thousands, except percentages)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Intersegment Eliminations	Consolidated
Fiscal 2025 net sales	$138,039	$104,921	$70,236	$33,196	$(5,048)	$341,344
Organic business (1)	(13,606)	245	616	1,417	180	(11,148)
Acquisition (2)	—	—	—	18,367	—	18,367
Fiscal 2026 net sales	$124,433	$105,166	$70,852	$52,980	$(4,868)	$348,563

Total net sales growth (decline)	(9.9)%	0.2%	0.9%	59.6%	(3.6)%	2.1%
Organic business (1)	(9.9)%	0.2%	0.9%	4.3%	(3.6)%	(3.3)%
Acquisition (2)	—%	—%	—%	55.3%	—%	5.4%

	Nine Months Ended November 29, 2025
(In thousands, except percentages)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Intersegment Eliminations	Consolidated
Fiscal 2025 net sales	$412,561	$301,966	$247,040	$74,232	$(20,499)	$1,015,300
Organic business (1)	(18,570)	10,195	(30,734)	4,117	7,800	(27,192)
Acquisition (2)	—	—	—	65,271	—	65,271
Fiscal 2026 net sales	$393,991	$312,161	$216,306	$143,620	$(12,699)	$1,053,379

Total net sales growth (decline)	(4.5)%	3.4%	(12.4)%	93.5%	(38.1)%	3.8%
Organic business (1)	(4.5)%	3.4%	(12.4)%	5.5%	(38.1)%	(2.7)%
Acquisition (2)	—%	—%	—%	87.9%	—%	6.4%

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

Architectural Metals
Comparison of Third Quarter Fiscal 2026 to Third Quarter Fiscal 2025
•Net sales were $124.4 million, compared to $138.0 million, primarily due to lower volume, partially offset by favorable price and product mix.
•Adjusted EBITDA was $16.8 million, or 13.5% of net sales, compared to $17.5 million, or 12.7% of net sales. The higher adjusted EBITDA margin was primarily driven by favorable productivity including cost savings related to Project Fortify Phase 2, lower incentive compensation expense, and favorable price and product mix, partially offset by lower volume.
Comparison of First Nine Months of Fiscal 2026 to First Nine Months of Fiscal 2025
•Net sales were $394.0 million, compared to $412.6 million, primarily reflecting lower volume, partially offset by increased price.
•Adjusted EBITDA was $46.9 million, or 11.9% of net sales, compared to $63.6 million, or 15.4% of net sales. The decline in adjusted EBITDA margin was primarily driven by lower volume, higher aluminum costs and less favorable product mix, partially offset by cost savings from Project Fortify Phase 2 and lower incentive compensation costs.
Architectural Services
Comparison of Third Quarter Fiscal 2026 to Third Quarter Fiscal 2025
•Net sales were $105.2 million, compared to $104.9 million, primarily due to increased volume.
•Adjusted EBITDA increased to $10.2 million, or 9.7% of net sales, compared to $10.0 million, or 9.5% of net sales. The increase in adjusted EBITDA margin was primarily driven by lower incentive compensation expense, partially offset by unfavorable project mix.
Comparison of First Nine Months of Fiscal 2026 to First Nine Months of Fiscal 2025
•Net sales were $312.2 million, compared to $302.0 million, primarily due to increased volume, partially offset by unfavorable project mix.
•Adjusted EBITDA decreased to $21.3 million, or 6.8% of net sales, compared to $23.9 million, or 7.9% of net sales. The decrease in adjusted EBITDA margin was primarily driven by the impact of higher tariff costs and unfavorable project mix, partially offset by lower incentive compensation costs.

Cumulative catch-up adjustments on our longer-term contracts for changes in estimates were as follows:

	Three Months Ended
(in thousands)	November 29, 2025	November 30, 2024
Gross favorable adjustments	$10,763	$9,739
Gross unfavorable adjustments	(6,787)	(3,938)
Net adjustments	$3,976	$5,801

	Nine Months Ended
(in thousands)	November 29, 2025	November 30, 2024
Gross favorable adjustments	$25,510	$20,111
Gross unfavorable adjustments	(20,735)	(7,206)
Net adjustments	$4,775	$12,905

Architectural Glass
Comparison of Third Quarter Fiscal 2026 to Third Quarter Fiscal 2025
•Net sales were $70.9 million, compared to $70.2 million, primarily due to increased volume and favorable mix, partially offset by lower price driven by lower end-market demand.
•Adjusted EBITDA decreased to $11.5 million, or 16.3% of net sales, compared to $13.2 million, or 18.8% of net sales. The decrease in adjusted EBITDA margin was primarily driven by lower price and higher material costs, partially offset by higher volume, favorable mix, and lower short-term incentive compensation expense.
Comparison of First Nine Months of Fiscal 2026 to First Nine Months of Fiscal 2025
•Net sales were $216.3 million compared to $247.0 million, primarily reflecting lower volume and price due to lower end-market demand.
•Adjusted EBITDA decreased to $36.6 million, or 16.9% of net sales, compared to $57.6 million, or 23.3% of net sales. The decline in adjusted EBITDA margin was primarily driven by lower volume and price, partially offset by lower incentive compensation expense.
Performance Surfaces
Comparison of Third Quarter Fiscal 2026 to Third Quarter Fiscal 2025
•Net sales were $53.0 million, compared to $33.2 million, which included $18.4 million of inorganic sales contribution from the acquisition of UW Solutions and organic growth of 4.3%.
•Adjusted EBITDA was $11.9 million, or 22.5% of net sales, compared to $7.8 million, or 23.6% of net sales. The decrease in adjusted EBITDA margin was primarily driven by the dilutive impact of lower adjusted EBITDA margin from UW Solutions and unfavorable productivity, partially offset by favorable product mix and price.
Comparison of First Nine Months of Fiscal 2026 to First Nine Months of Fiscal 2025
•Net sales were $143.6 million, compared to $74.2 million, which included $65.3 million of inorganic sales contribution from the acquisition of UW Solutions and organic growth of 5.5%.
•Adjusted EBITDA was $31.1 million, or 21.7% of net sales, compared to $18.1 million, or 24.3% of net sales. The decrease in adjusted EBITDA margin was primarily driven by the dilutive effect of lower adjusted EBITDA margin from the UW Solutions acquisition, partially offset by favorable pricing.
Corporate and Other
Comparison of Third Quarter Fiscal 2026 to Third Quarter Fiscal 2025
•Corporate and Other adjusted EBITDA expense was $4.3 million, compared to $2.7 million, primarily driven by higher health insurance costs.
Comparison of First Nine Months of Fiscal 2026 to First Nine Months of Fiscal 2025
•Corporate and Other adjusted EBITDA expense was $11.0 million, compared to $11.5 million primarily due to lower incentive compensation expense, partially offset by higher health insurance costs.
Backlog
Backlog represents the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which may be expected to be recognized as revenue in the future. Backlog is most meaningful for the Architectural Services Segment due to the longer-term nature of their projects. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. We view backlog as one indicator of future revenues, particularly in our longer-lead time businesses. In addition to backlog, we have a substantial amount of projects with short lead times that book-and-bill within the same reporting period and are not included in backlog.
As of November 29, 2025, segment backlog in the Architectural Services segment was approximately $774.7 million, compared to approximately $742.2 million at the end of the third quarter of fiscal 2025.

Reconciliation of Non-GAAP Financial Measures
Adjusted net earnings, adjusted diluted earnings per share (adjusted diluted EPS), adjusted EBITDA, and adjusted EBITDA margin are supplemental non-GAAP financial measures provided by the Company to assess performance on a more comparable basis from period-to-period by excluding amounts that management does not consider part of core operating results. Management uses these non-GAAP measures as noted below:
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

Apogee Enterprises, Inc.
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
(Unaudited)

	Three Months Ended November 29, 2025
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net earnings (loss)	$12,264	$7,614	$8,248	$7,749	$(19,326)	$16,549
Interest expense (income), net	430	(89)	(174)	—	3,060	3,227
Income tax expense	—	—	81	—	7,480	7,561
Depreciation and amortization	3,662	809	3,379	3,913	753	12,516
EBITDA	16,356	8,334	11,534	11,662	(8,033)	39,853
Acquisition-related costs (1)	—	—	—	259	56	315
Restructuring costs (2)	2,537	1,864	—	—	679	5,080
CEO transition costs (3)	—	—	—	—	3,026	3,026
NMTC settlement gain (4)	(2,143)	—	—	—	—	(2,143)
Adjusted EBITDA	$16,750	$10,198	$11,534	$11,921	$(4,272)	$46,131

EBITDA margin	13.1%	7.9%	16.3%	22.0%	N/M	11.4%
Adjusted EBITDA margin	13.5%	9.7%	16.3%	22.5%	N/M	13.2%

	Three Months Ended November 30, 2024
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net earnings (loss)	$12,146	$9,734	$10,115	$4,841	$(15,847)	$20,989
Interest expense (income), net	563	(4)	(121)	—	606	1,044
Income tax expense	—	—	117	—	6,539	6,656
Depreciation and amortization	3,932	981	3,069	2,461	691	11,134
EBITDA	16,641	10,711	13,180	7,302	(8,011)	39,823
Acquisition-related costs (1)	—	—	—	526	4,542	5,068
Restructuring costs (2)	842	(717)	—	—	787	912
Adjusted EBITDA	$17,483	$9,994	$13,180	$7,828	$(2,682)	$45,803

EBITDA margin	12.1%	10.2%	18.8%	22.0%	N/M	11.7%
Adjusted EBITDA margin	12.7%	9.5%	18.8%	23.6%	N/M	13.4%

	Nine Months Ended November 29, 2025
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net earnings (loss)	$36,806	$2,855	$26,880	$18,126	$(47,156)	$37,511
Interest expense (income), net	1,331	(227)	(450)	—	10,494	11,148
Income tax (benefit) expense	(43)	(8)	198	—	16,809	16,956
Depreciation and amortization	11,229	2,789	9,970	11,251	2,217	37,456
EBITDA	49,323	5,409	36,598	29,377	(17,636)	103,071
Acquisition-related costs (1)	—	—	—	1,723	249	1,972
Restructuring costs (2)	4,363	15,870	—	—	3,321	23,554
CEO transition costs (3)	—	—	—	—	3,026	3,026
NMTC settlement gain (4)	(6,740)	—	—	—	—	(6,740)
Adjusted EBITDA	$46,946	$21,279	$36,598	$31,100	$(11,040)	$124,883

EBITDA margin	12.5%	1.7%	16.9%	20.5%	N/M	9.8%
Adjusted EBITDA margin	11.9%	6.8%	16.9%	21.7%	N/M	11.9%

	Nine Months Ended November 30, 2024
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net earnings (loss)	$46,509	$21,460	$49,342	$13,481	$(48,226)	$82,566
Interest expense (income), net	1,671	23	(317)	—	1,257	2,634
Income tax expense (benefit)	7	—	(632)	—	27,893	27,268
Depreciation and amortization	12,609	2,887	9,158	4,046	2,098	30,798
EBITDA	60,796	24,370	57,551	17,527	(16,978)	143,266
Acquisition-related costs (1)	—	—	—	526	4,542	5,068
Restructuring costs (2)	2,755	(459)	—	—	917	3,213
Adjusted EBITDA	$63,551	$23,911	$57,551	$18,053	$(11,519)	$151,547

EBITDA margin	14.7%	8.1%	23.3%	23.6%	N/M	14.1%
Adjusted EBITDA margin	15.4%	7.9%	23.3%	24.3%	N/M	14.9%

(1)	Costs related to the acquisition of UW Solutions.
(2)	Restructuring costs related to Project Fortify. Costs incurred in fiscal 2025 were associated with Phase 1 and costs incurred in fiscal 2026 are associated with Phase 2.
(3)	Transition costs related to departure of the Chief Executive Officer during the third quarter of fiscal 2026.
(4)	Gain related to the settlement of a New Markets Tax Credit transactions.

Reconciliation of Non-GAAP Financial Measures
Adjusted Net Earnings and Adjusted Diluted Earnings Per Share
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Net earnings	$16,549	$20,989	$37,511	$82,566
Acquisition-related costs (1)	315	5,873	1,972	5,873
Restructuring costs (2)	5,080	912	23,554	3,213
CEO transition costs (3)	3,026	—	3,026	—
NMTC settlement gain (4)	(2,143)	—	(6,740)	—
Income tax impact on above adjustments (5)	(797)	(1,662)	(4,342)	(2,226)
Adjusted net earnings	$22,030	$26,112	$54,981	$89,426

	Three Months Ended		Nine Months Ended
	November 29, 2025	November 30, 2024	November 29, 2025	November 30, 2024
Diluted earnings per share	$0.77	$0.96	$1.74	$3.76
Acquisition-related costs (1)	0.01	0.27	0.09	0.27
Restructuring costs (2)	0.24	0.04	1.09	0.15
CEO transition costs (3)	0.14	—	0.14	—
NMTC settlement gain (4)	(0.10)	—	(0.31)	—
Income tax impact on above adjustments (5)	(0.04)	(0.08)	(0.20)	(0.10)
Adjusted diluted earnings per share	$1.02	$1.19	$2.55	$4.08

Weighted average diluted shares outstanding	21,592	21,917	21,568	21,937

(1)	Acquisition-related costs include costs related to one-time expenses incurred to integrate the UW Solutions acquisition.
(2)	Restructuring costs related to Project Fortify. Costs incurred in fiscal 2025 were associated with Phase 1 and costs incurred in fiscal 2026 are associated with Phase 2.
(3)	Transition costs related to departure of the Chief Executive Officer during the third quarter of fiscal 2026.
(4)	Gain related to the settlement of a New Markets Tax Credit transactions.
(5)	Income tax impact reflects the estimated blended statutory tax rate for the jurisdictions in which the charge or income occurred.

Liquidity and Capital Resources
We rely on cash provided by operations for our material cash requirements, including working capital needs, capital expenditures, satisfaction of contractual commitments (including principal and interest payments on our outstanding indebtedness) and shareholder return through dividend payments and share repurchases.
Operating Activities. Net cash provided by operating activities was $66.6 million for the first nine months of fiscal 2026, compared to $95.1 million in the prior year period. The decrease in net cash provided by operating activities was primarily driven by lower net earnings and increased cash used for working capital, which included a net payment of $13.7 million for the settlement of an arbitration award during our first fiscal quarter. This was partially offset by lower taxes paid as a result of the One Big Beautiful Bill Act tax legislation.
Investing Activities. Net cash used in investing activities was $15.8 million for the first nine months of fiscal 2026, compared to $257.1 million in the prior-year period. The net cash used in investing activities was primarily related to capital expenditures in the current year period while the prior year period included a net use of cash for the acquisition of UW Solutions of $233.1 million.
Financing Activities. Net cash used in financing activities was $51.9 million for the first nine months of fiscal 2026, compared to $169.0 million of cash provided by financing activities in the prior year period. The prior year period included $250.0 million in proceeds from financing for the acquisition of UW Solutions. The prior year period also included $15.1 million for repurchases of common stock.
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
The Credit Agreement contains two maintenance financial covenants that require our Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than 3.50 and our Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to exceed 3.00. At November 29, 2025, we were in compliance with all covenants as defined under the terms of the Credit Agreement.
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
On November 4, 2024, as part of the acquisition of UW Solutions, and for working capital and general corporate purposes, we executed a drawdown against the delayed draw term loan facility for $250.0 million. Outstanding borrowings under the term loan facility were $215.0 million as of November 29, 2025. Outstanding borrowings under the revolving credit facility were $40.0 million as of November 29, 2025.
At November 29, 2025, we had a total of $2.6 million of ongoing letters of credit related to the senior credit facility, construction contracts and insurance collateral that expire in fiscal 2027 and reduce borrowing capacity under the revolving credit facility. As of November 29, 2025, the amount available for revolving borrowings was $407.4 million.
We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Future payments for such leases, excluding leases with initial terms of one year or less, were $63.2 million at November 29, 2025, with $3.9 million payable during the remainder of fiscal 2026.
As of November 29, 2025, we had $16.4 million of open purchase obligations, of which payments totaling $2.7 million are expected to become due during the remainder of fiscal 2026. These purchase obligations primarily relate to raw material commitments and capital expenditures and are not expected to impact future liquidity, as amounts should be recovered through customer billings.
We expect to make contributions of $0.4 million to our defined-benefit pension plans in fiscal 2026, which will equal or exceed our minimum funding requirements.
As of November 29, 2025, we had reserves of $5.9 million for unrecognized tax benefits. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.
We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At November 29, 2025, $1.2 billion of these types of bonds were outstanding, of which $253.0 million is in our backlog. These bonds have expiration dates that align with completion of the purchase order or contract. We have not been required to make any payments under these bonds with respect to our existing businesses.
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
b)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended November 29, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by the Company of its own stock during the third quarter of fiscal 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
August 31, 2025 to September 27, 2025	—	$—	—	2,186,793
September 28, 2025 to October 25, 2025	—	—	—	2,186,793
October 26, 2025 to November 29, 2025	—	—	—	2,186,793
Total	—	$—	—	2,186,793
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

Item 5.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended November 29, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

3.1	Restated Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year-ended February 28, 2004.)
3.2	Articles of Amendment to Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on January 16, 2020.
3.3	Amended and Restated Bylaws of Apogee Enterprises, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on July 1, 2021.)
10.1	Separation Agreement, dated October 30, 2025. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 5, 2025.)
10.2	Offer Letter, effective October 31, 2025. (Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 5, 2025.)
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101#
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of November 29, 2025 and March 1, 2025, (ii) the Consolidated Results of Operations for the three and nine months ended November 29, 2025 and November 30, 2024, (iii) the Consolidated Statements of Comprehensive Earnings for the three and nine months ended November 29, 2025 and November 30, 2024, (iv) the Consolidated Statements of Cash Flows for the nine-months ended November 29, 2025 and November 30, 2024, (v) the Consolidated Statements of Shareholders' Equity for the three and nine months ended November 29, 2025 and November 30, 2024, and (vi) Notes to Consolidated Financial Statements.

104#	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
Exhibits marked with a (#) sign are filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: January 7, 2026	By: /s/ Donald A. Nolan
Donald A. Nolan Executive Chair, President and Chief Executive Officer (Principal Executive Officer)

Date: January 7, 2026	By: /s/ Mark R. Augdahl
Mark R. Augdahl Interim Chief Financial Officer (Principal Financial and Accounting Officer)