Form 10-K
period 2026-02-28
APOGEE ENTERPRISES, INC.
filed 2026-04-24
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2026

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                 ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.          ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).                                                  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No
As of August 29, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $915,200,000 (based on the closing price of $43.98 per share as reported on The Nasdaq Stock Market as of that date).
As of April 17, 2026, 21,220,737 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
In accordance with General Instruction G(3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Annual Report on Form 10-K by reference to our Definitive Proxy Statement for our Annual Meeting of Shareholders filed within 120 days of our fiscal year ended February 28, 2026 or will be included in an amendment to this Annual Report on Form 10-K filed within 120 days of February 28, 2026.

APOGEE ENTERPRISES, INC.
Annual Report on Form 10-K
For the fiscal year ended February 28, 2026

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
Segment Information
We have four reporting segments:
•The Architectural Metals Segment designs, engineers, fabricates and finishes aluminum window, curtainwall, storefront and entrance systems used primarily in non-residential construction. In fiscal 2026, this segment accounted for approximately 36% of our net sales.
•The Architectural Services Segment integrates technical services, project management, and field installation services to design, engineer, fabricate, and install architectural curtainwall and other façade-related systems used primarily in non-residential construction. In fiscal 2026, this segment accounted for approximately 31% of our net sales.
•The Architectural Glass Segment cuts, treats, coats and fabricates high-performance glass used in custom window and wall systems used primarily in non-residential buildings. In fiscal 2026, this segment accounted for approximately 19% of our net sales.
•The Performance Surfaces Segment develops and manufactures high-performance coated materials for a variety of applications, including wall decor, museums, graphic design, digital displays, architectural interiors, and industrial flooring. In fiscal 2026, this segment accounted for approximately 14% of our net sales.
Strategy
Throughout fiscal 2026, we executed the strategy introduced in November 2021, which strengthened our organization through the implementation of the Apogee Management System, drove improvements to our cost structure and manufacturing footprint, and increased leverage of administrative functions across the enterprise. This strategy also contributed to meaningful safety improvements and a more focused product and service portfolio, leading to margin and profitability improvement. Building on this foundation, we are refining our strategic framework to further enhance execution and position Apogee as a more growth‑oriented organization with an increased focus on delivering customer value.
1.Accelerate Leadership in Target Markets. We intend to enhance our position in targeted end markets by differentiating through deep customer focus and insight, using an informed understanding of customer needs to shape our offerings and delivery models. By aligning our capabilities, investments, and operating approach around this customer‑focused strategy, we believe we will be better positioned to differentiate, compete effectively, and strengthen our position in the markets we serve.
2.Grow and Strengthen the Portfolio. We seek to grow and strengthen our portfolio through disciplined organic and inorganic investments in differentiated solutions that align with evolving customer needs. By prioritizing opportunities that enhance our competitive positioning and directly address customer challenges, we will reinforce our disciplined approach to portfolio growth and improvement.
3.Advance Core Capabilities. We expect to advance core capabilities by fostering a culture of continuous improvement grounded in operational excellence, talent development, and disciplined process execution. Through targeted investments in people, systems, and technology, we will strengthen our ability to deliver consistent performance and enhance the customer experience across the organization.
We continually analyze our portfolio of products, services, and capabilities to identify the best areas for future profitable growth. We also evaluate inorganic investment opportunities where we can deploy capital to acquire businesses that will be accretive to our long-term growth rate and operating margins.

Fiscal 2026 Highlights
Fiscal 2026 was a year of disciplined execution for Apogee as we navigated a difficult economic environment while continuing to strengthen our operating foundation. We executed our priorities for the year including:
•The Performance Surfaces Segment successfully integrated the UW Interco, LLC (UW Solutions), acquired in late fiscal 2025, and the business delivered upon the first-year financial targets of $100 million in revenue and adjusted EBITDA margin of at least 20%.
•Apogee Management System (AMS) continued to drive improvements across our manufacturing footprint including enabling progress improving outcomes for customers in the Architectural Metals Segment through full value‑stream redesign, supported by a new product and manufacturing site. These enhancements drove higher service levels and shorter lead times while reducing cost of quality.
•We actively managed our cost structure and manufacturing footprint through Project Fortify 2 ("Project Fortify Phase 2" or "Phase 2") to mitigate portions of direct and indirect tariffs while driving efficiencies across the organization. While these decisions were challenging and disruptive, we are confident that the actions will further position Apogee to successfully navigate the market headwinds into the future.
We also delivered meaningful gains in safety, service, and productivity, and generated solid cash flow.
Products and Services
Architectural Metals Segment
Our Architectural Metals Segment designs, engineers and fabricates aluminum windows, curtainwall, storefront and entrance systems. We also extrude aluminum and provide finishing services for metal components used in a variety of building materials applications. We sell our products and services under the Tubelite®, EFCO, Wausau and Linetec® brands in the U.S. and under Alumicor™ in Canada.
Architectural Services Segment
Our Architectural Services Segment integrates technical services, project management, and field installation services to design, engineer, fabricate, and install architectural curtainwall and other facade-related systems used primarily in non-residential construction. Our ability to efficiently design high-quality window and curtainwall systems and effectively manage the installation of building façades enables our customers to meet performance, schedule and cost requirements of their projects. We sell our products and services under the Harmon® brand.
Architectural Glass Segment
Our Architectural Glass Segment fabricates a wide range of high-performance glass products, offering customized solutions that enable architects and building owners to meet their design, aesthetic, and performance goals. We fabricate insulating, laminated, and monolithic glass units that are used in windows, curtainwall, storefront, and entrance systems. Our premium glass solutions include proprietary, high-performance coatings, digital and silkscreen printing, heat-soaking of tempered glass, and thermal spacers to meet our customers’ design and energy-performance requirements. We sell our products primarily under the Viracon® and GlassecViracon® brands.
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

Product Demand and Distribution Channels
Architectural Metals, Architectural Services and Architectural Glass Segments
Demand for the products and services offered by our architectural segments is not only impacted by general economic conditions but has historically been affected by changes in the North American non-residential construction industry, which is cyclical in nature.
We look to several external indicators to analyze potential short-term and long-term demand for our products and services, such as U.S. and Canadian job growth, office vacancy rates, credit and interest rates, architectural billing indices, and material costs. We also rely on internal indicators to analyze demand, including our sales pipeline, which is made up of contracts in review, projects awarded or committed, and bidding activity. Our sales pipeline, together with ongoing feedback, analysis and data from our customers, architects and building owners, provides information related to near- and mid-term demand.
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
•Geographic location - We primarily supply architectural glass products and aluminum framing systems, including window, curtainwall, storefront and entrance systems, to customers in North America. We are one of only a few architectural glass installation service companies in the U.S. to have a national presence and we have the ability to provide installation project management throughout the country.
Performance Surfaces Segment
Demand for products in the Performance Surfaces Segment is influenced by general economic conditions and activity levels across commercial, institutional, and specialty end markets, as well as broader construction, renovation, and capital spending trends. Customer purchasing decisions may be affected by budget constraints, timing of projects, and broader market uncertainty, and demand may vary by end market, application, and geographic region.
Products in the Performance Surfaces Segment are sold through a combination of direct sales and third‑party distribution channels, including national and regional retailers, specialty dealers and distributors, independent representatives, and other intermediaries, depending on the product and end market served.
The segment also provides custom‑engineered coating solutions for a variety of applications, including flooring, furniture, cabinetry, and other industrial and architectural end uses. These coating products are distributed through a global network, with sales outside of North America occurring primarily in Europe and Asia.
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
Architectural Metals Segment
Our Architectural Metals Segment competes against several national, regional, and local aluminum window and storefront manufacturers, as well as regional finishing companies. Businesses within the segment compete by providing a broad portfolio of high-quality products, robust engineering capabilities, a vertically integrated manufacturing model, and dependable, short lead-time service.

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
Sources and Availability of Raw Materials
Materials used in the Architectural Metals Segment include aluminum billet and extrusions, fabricated glass, plastic extrusions, hardware, paint and chemicals. Within the Architectural Services Segment, materials used include fabricated glass, finished aluminum extrusions, fabricated metal panels and hardware. Raw materials used within the Architectural Glass Segment include float glass, vinyl, silicone sealants and lumber for packaging. Materials used in the Performance Surfaces Segment are float glass, acrylic, aluminum sheets, medium-density fiberboard (MDF), and certain chemicals. Most of our raw materials are readily available from a variety of domestic and international sources.
Intellectual Property
We have several patents, trademarks, trade names, trade secrets and proprietary technologies and customer relationships that we believe constitute valuable assets, but we do not regard our business as being materially dependent on any single item or category of intellectual property. We take measures to protect our intellectual property to the extent such intellectual property can be protected.
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
Our commitment to sustainable business practices and environmental stewardship also extends to our own operations, including incorporating environmentally sustainable manufacturing processes, reducing waste, and minimizing our resource consumption.
Human Capital Resources
We had approximately 4,100 employees on February 28, 2026, down from 4,500 employees on March 1, 2025, of which 77% are male and 23% are female. As of February 28, 2026, approximately 400, or 10%, of our employees are covered by collective bargaining agreements.
Based on the most recent information available from our latest filing with the U.S. Equal Employment Opportunity Commission, our U.S. employees had the following race and ethnicity demographics:

Employee Demographic	Percent of Total
White	63%
Hispanic / Latinx	23%
Black / African American	7%
Asian	5%
Multiracial, Native American, Native Hawaiian, and Pacific Islander	2%
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
In fiscal 2026, we continued to improve our enterprise-wide health and safety program, which centralizes oversight of workplace safety and actively shares best practices across our business. Our Apogee Safety Council meets regularly to review facility-level performance, maintain our policies, and implement short and long-term plans to lower safety-related incidents.
We utilize a safety culture assessment process along with safety compliance audits to monitor safety programs within our businesses and regularly share best practices. These annual assessments and audits provide suggestions for continuous improvement in safety programs and measure employee engagement. In addition, the programs encourage the development of a proactive, inter-dependent safety culture in which leadership and employees interact to ensure safety is viewed as everyone’s responsibility. Our leadership team and Board of Directors (the Board) are briefed regularly on our health and safety performance metrics.
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
Available Information
Our internet address is www.apog.com. Through a link to a third-party content provider, our website provides free access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after electronic filing such material with, or furnishing it to, the Securities and Exchange Commission (SEC). These reports are also available on the SEC's website at www.sec.gov. Also available on our website are various corporate governance documents, including our Code of Business Ethics and Conduct, Corporate Governance Guidelines, and charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of the Board.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name	Age	Positions with Apogee Enterprises and Past Experience
Donald A. Nolan	65	Chief Executive Officer (CEO) and Executive Chair of the Board of Directors of the Company since October 2025. Mr. Nolan has served on the Board since 2013 and served as Chair since 2020. Prior to this role, Mr. Nolan served as President and Chief Executive Officer of Kennametal Inc., President of the Materials Group for Avery Dennison Corporation, and as Senior Vice President of Global Packaging and Refinish Coatings at Valspar, a developer, manufacturer and distributor of paints and coatings. Before joining Valspar, he held leadership positions of increasing responsibility with Loctite, General Electric and Ashland Chemical.
Mark R. Augdahl	60	Executive Vice President and Chief Financial Officer of the Company since January 2026. Prior to his current role, Mr. Augdahl held several senior finance leadership positions within the Company over the past 20 years, including Chief Accounting Officer from 2023 to 2025, Interim Chief Financial Officer from 2022 to 2023, Vice President of Finance for two of the Company’s segments from 2012 to 2022, and Corporate Controller from 2004 to 2012.
Bryan A. Welp	50	Vice President, General Counsel since February 2026. Prior to this role, Mr. Welp served as Assistant General Counsel for Apogee's Architectural Metals Segment. Prior to joining the Company, Mr. Welp was a litigator with Lindquist & Vennum, PLLP (n/k/a Ballard Spahr LLP).
Troy R. Johnson	52	President of Apogee's Architectural Metals Segment since August 2025. Prior to this role, Mr. Johnson served in several leadership roles in the Architectural Services Segment, including Segment President beginning in March 2020.
Matthew Christian	44	President of Apogee’s Architectural Services Segment since August 2025. Prior to this role, Mr. Christian served as the Vice President, Products in the Architectural Metals Segment. Prior to that, he spent more than 19 years in the Architectural Services Segment.
Brent C. Jewell	52	President of Apogee's Architectural Glass Segment since October 2023. Prior to this role, Mr. Jewell held several leadership positions within the Company including, President of the Architectural Metals Segment from 2019 to 2023 and Senior Vice President, Business Development and Strategy from 2018 to 2019. Prior to joining the Company, Mr. Jewell served in multiple senior leadership positions at Valspar from 2010 to 2017.
Veena Lakkundi	57	President of Apogee’s Performance Surfaces Segment since January 2025. Prior to joining the Company, Ms. Lakkundi served as Senior Vice President, Strategy and Corporate Development at Rockwell Automation, a global leader in industrial automation and digital transformation. Previously, Ms. Lakkundi served in key leadership positions across 3M Company including Senior Vice President and Chief Strategy Officer at 3M Company.
ITEM 1A. RISK FACTORS
Our businesses face many risks. Any of the risks discussed below, or elsewhere in this Form 10-K or our other filings with the Securities and Exchange Commission, could have a material adverse impact on our business, financial condition or operating results.
Market and Industry Risks
North American and global economic and industry-related business conditions materially adversely affect our sales and results of operations
Our Architectural Metals, Architectural Services, Architectural Glass Segments, and a portion of our Performance Surfaces Segment are influenced by North American economic conditions and the cyclical nature of the North American non-residential construction industry. The non-residential construction industry is impacted by macroeconomic trends, such as availability of credit, employment levels, consumer confidence, interest rates and commodity prices. In addition, changes in architectural design trends, demographic trends, and/or remote work trends could impact demand for our products and services. To the extent changes in these factors negatively impact the overall non-residential construction industry, our business, operating results and financial condition could be significantly adversely impacted.
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
Strategic Risks
We could be unable to effectively manage and implement our enterprise strategy, which could have a material adverse effect on our business, financial condition, and results of operations
Our strategy includes accelerating leadership in targeted markets by deepening customer insight, aligning capabilities and investments around customer needs, and strengthening competitive differentiation for disciplined portfolio growth and to drive consistent execution, enhance customer value, and position the Company for sustainable, growth‑oriented performance. Execution of this strategy requires additional investments of time and resources and could fail to achieve the desired results. For example, we may be unable to increase our sales and earnings by strengthening competitive differentiation of our product and service offerings. We may fail to accurately predict future customer needs and preferences, and thus focus on the wrong core capabilities.
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
As we consider and execute acquisitions, we may incur the following risks, among others: difficulties with integrating operations, technologies, products, and employees; failing to realize expected revenue growth and cost synergies from integration initiatives; increasing debt levels to finance an acquisition; failing to fully anticipate changes in cash flows or other market-based assumptions or conditions that cause the value of acquired assets to fall below book value, requiring impairment of intangible assets including goodwill; identifying contingent liabilities subsequent to closing an acquisition; and entering markets in which we have no or limited experience.
As we consider and execute future divestitures, we may be exposed to the following risks, among others: inability to find appropriate buyers; difficulties in executing transactions on favorable terms; separating divested business operations with minimal impact to our remaining operations; incur write-offs and impairment charges; and challenges effectively managing any transition service arrangements.
As we consider and execute restructuring plans, we may be exposed to the following risks, among others: failure to successfully complete the initiative in a timely manner, or at all; not advancing our business strategy as expected; not accurately predicting costs; not realizing anticipated cost savings, efficiencies, synergies, financial targets and other benefits; and the loss of key employees and/or reduced employee morale and productivity.
Any acquisition, divestiture or restructuring plan, if not favorably executed by management, could have a material adverse effect on our operating results and/or financial condition.
Operational Risks
Loss of key personnel and inability to source sufficient labor could adversely affect our operating results
An important aspect of our success depends on the skills of Company leadership, construction project managers and other key technical personnel, and our ability to secure sufficient manufacturing and installation labor. In recent years, low U.S. unemployment has caused increased competition for experienced construction project managers and other labor. If we are unable to retain existing employees and/or recruit and train additional employees with the requisite skills and experience, our operating results could be adversely impacted.
If we are unable to manage our supply and distribution chains effectively our results of operations will be negatively affected
Our Architectural Metal and Architectural Services Segments use aluminum as a significant input to their products. Our operating results in those two segments could continue to be negatively impacted by supply chain disruptions and adverse price movements in the market for raw aluminum. In recent years, we have seen increased volatility in the price of aluminum that we purchase from both domestic and international sources. Due to our Architectural Metals and presence in Canada, we have cross-border activity, as our Canadian businesses purchase inputs from U.S.-based suppliers and sell to U.S.-based customers. Continued significant changes in U.S. trade policy with Canada could, therefore, have an adverse impact on our operating results.
Our Architectural Glass and Performance Surfaces Segments use float glass as a significant input to their products. Increases in demand for float glass may lead to lower supply or higher costs to acquire. Failure to acquire a sufficient supply of float glass on terms as favorable as current terms could negatively impact our operating results.
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
Information technology failures and cybersecurity threats could adversely affect our operations and/or our reputation
We rely on information technology systems, some of which are managed by third parties, to process, transmit, and store electronic information and to support critical business processes, including our manufacturing operations, financial systems, and data availability across the enterprise. The reliability and availability of these systems are essential to maintaining efficient operations and timely, accurate financial reporting. Disruptions to these systems—whether caused by cyber‑attacks, unauthorized access, system failures, human error, or third‑party service provider issues—could result in operational downtime, production disruptions, loss or unavailability of critical data, and increased costs, which could adversely affect our business and results of operations.
Our systems have in the past been, and may in the future be, subject to cyber‑attacks and other attempts to breach, damage, disrupt, or otherwise compromise our information technology infrastructure, none of which have been material to us in the last three fiscal years. Cyber threats continue to evolve in frequency and sophistication, including through the use of emerging technologies such as advanced forms of artificial intelligence. In addition, employee error, social engineering, and the use of non‑company‑managed networks in connection with remote or flexible work arrangements may increase the risk of unauthorized access to our systems or data.
A significant cybersecurity incident could lead to the compromise or loss of confidential business information, intellectual property, or personal data, disruption of manufacturing or financial operations, misstatement or unavailability of financial data, reputational harm, regulatory investigations, litigation, and the imposition of fines or penalties under applicable data privacy and security laws. We are subject to numerous cybersecurity, data protection, and privacy requirements imposed by law, regulation, and contract, and changes in these requirements—including regulations governing artificial intelligence and machine learning—could increase our compliance costs or otherwise adversely affect our business.

While we maintain security measures and controls designed to reduce cybersecurity risks, including certain preventative and recovery measures and reliance on third‑party safeguards, these measures may not be effective in preventing all incidents. Any failure to maintain the confidentiality, integrity, security, and availability of our information technology systems or the data they process could materially adversely affect our business, operating results, and financial condition.
Legislative, Regulatory and Tax Risks
Changes in trade policies may result in increased costs and could adversely affect our operating results
The impact of geopolitical tensions, including the effects of changing trade policies and tariffs in the U.S. or countries where we sell our products and services or procure products, could have a material adverse effect on our business. In particular, political or trade disputes, or future phases of trade negotiations with Canada that could lead to the imposition of tariffs or other trade actions could require us to take further action to mitigate those effects. We may be unable to pass through additional tariff costs to our customers through price increases, and may be unable to secure adequate alternative sources of supply. Our inability to offset higher tariff costs could have a material adverse effect on our operating results, profitability, customer relationships and future cash flow.
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
Product quality issues and product liability claims could adversely affect our operating results
We manufacture and/or install a significant portion of our products based on the specific requirements of each customer. We believe that future orders of our products or services will depend on our ability to maintain the performance, reliability, quality and timely delivery standards required by our customers. We have in the past, and are currently, subject to product liability and warranty claims, including certain legal claims related to a commercial sealant product formerly incorporated into our products, and there is no certainty we will prevail on these claims. If our products have performance, reliability or quality problems, or products are installed using incompatible glazing materials or installed improperly (by us or a customer), we may experience additional warranty and other expenses; reduced or canceled orders; higher manufacturing or installation costs; or delays in the collection of accounts receivable. Additionally, product liability and warranty claims, including relating to the performance, reliability or quality of our products and services, could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages that could negatively impact our operating results. There is also no assurance that the number and value of product liability and warranty claims will not increase as compared to historical claim rates, or that our warranty reserve at any particular time is sufficient. No assurance can be given that coverage under insurance policies, if applicable, will be adequate to cover future product liability claims against us. If we are unable to recover on insurance claims including through self insurance coverages, in whole or in part, or if we exhaust our available insurance coverage at some point in the future, then we might be forced to expend our own funds on legal fees and settlement or judgment costs, which could negatively impact our profitability, results of operations, cash flows and financial condition.
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
The revenue and cash flow projections used in our annual impairment valuation analysis are dependent upon achieving forecasted levels of revenue and profitability. If revenue or profitability were to fall below forecasted levels, or if market conditions were to decline in a material or sustained manner, impairment could be indicated and we could incur a non-cash impairment expense that would negatively impact our financial condition and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We recognize the critical importance of maintaining the confidentiality, integrity and availability of our information systems and data, and of effectively assessing, identifying and managing cybersecurity and related risks. Our cybersecurity risk management program is integrated into our Enterprise Risk Management framework and utilizes a holistic approach to addressing cybersecurity risk. It is supported by our employees, cybersecurity team, senior management, the Enterprise Risk Management committee, and our Board. The underlying controls for the cybersecurity risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology and the Center for Internet Security Benchmark.
Our cybersecurity risk management program includes an incident response plan for evaluation, response and reporting of cybersecurity incidents, including notification of the Board and third parties, as appropriate. Under the plan, a Cybersecurity Intake Team, which is comprised of the Chief Information Officer (CIO), Vice President of Infrastructure, Security, and Operations (VP of ISO), Senior Director of Information Security (SDIS) and other executive management, is responsible for a materiality assessment of cybersecurity incidents, taking into consideration both quantitative and qualitative factors, and subject to ongoing monitoring and escalation based on materiality.
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
Governance
Management's Role in Managing Risk
Within our organization, our CIO, who reports to our CEO, oversees cybersecurity. The VP of ISO and the SDIS, reporting to the CIO, are generally responsible for management of cybersecurity risk and the protection and defense of our network and systems, including the development and management of policies and processes to identify, contain, and investigate potential incidents and ensure recovery therefrom. Our SDIS has over 15 years of experience managing information technology and cybersecurity matters in multiple industries. The SDIS maintains Certified Information Systems Security Professional and Certified Information Security Manager certifications and holds a degree in information technology management.
Board's Role in Oversight
Our Board oversees our cybersecurity risk management program, and includes cybersecurity as part of the assessment of the Company's overall Enterprise Risk Management program. At least annually, our CIO updates our Board on the Company's cyber risk profile and the steps taken by management to mitigate those risks. In the event of a material cybersecurity incident, the reporting system is designed to provide the Board with prompt and timely information regarding the incident, as well as ongoing updates regarding such incident until it has been addressed. Cybersecurity-related risks are included in the Enterprise

Risk Management Committee’s evaluation of top risks to the enterprise, which are also presented to the Board and executive management twice per year.
ITEM 2. PROPERTIES
The following table lists, by segment, the Company's principal physical properties as of February 28, 2026. We believe these properties are generally in good operating condition, suitable for their respective uses and adequate for our current needs as our business is presently conducted.

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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The Nasdaq Stock Market under the ticker symbol "APOG". As of April 4, 2025, there were 1,018 shareholders of record and 18,512 shareholders for whom securities firms acted as nominees.
Dividends
Quarterly, the Board of Directors evaluates declaring dividends based on operating results, available funds and the Company's financial condition. Cash dividends have been paid each quarter since 1974. The chart below shows quarterly and annual cumulative cash dividends per share for the past two fiscal years.

Fiscal Year	First	Second	Third	Fourth	Total
2026	$0.2600	$0.2600	$0.2600	$0.2700	$1.0500
2025	0.2500	0.2500	0.2500	0.2600	1.0100
Purchases of Equity Securities by the Company
The following table provides information with respect to purchases made by the Company of its own stock during the fourth quarter of fiscal 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
November 30, 2025 to December 27, 2025	—	$—	—	2,186,793
December 28, 2025 to January 24, 2026	250,455	38.53	250,455	1,936,338
January 25, 2026 to February 28, 2026	138,127	38.74	138,127	1,798,211
Total	388,582	$38.70	388,582	1,798,211
(a) This column includes shares repurchased pursuant to our publicly announced repurchase program and, to the extent applicable, shares that were surrendered by plan participants to satisfy withholding tax obligations related to share-based compensation.
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

Comparative Stock Performance
The graph below compares the cumulative total shareholder return on a $100 investment in our common stock for the last five fiscal years with the cumulative total return on a $100 investment in the Russell 2000 Index, a broad equity market index, and the S&P 600 Industrials Index. Effective as of February 26, 2023, the Company changed industry indexes, from the S&P Small Cap 600 Growth Index to the S&P 600 Industrials Index. We believe that the S&P 600 Industrials Index is the best available published industry index, composed of companies with similar market capitalization and a mix of GICS classifications that reasonably reflect our diverse business activities, although most of our direct competitors in our various business units are either privately owned or are divisions of larger, publicly owned companies. The graph assumes an investment at the close of trading on February 27, 2021, and also assumes the reinvestment of all dividends.

Comparative Stock Performance
Five-Year Cumulative Total Return
February 27, 2021 to February 28, 2026

220
200
180
160
140
120
100
80
60
40
Index Value
2021
2022
2023
2024
2025
2026
Fiscal Year
Apogee
S&P 600 Industrials
Russell 2000
S&P SmallCap 600 Growth Index

	2021	2022	2023	2024	2025	2026
Apogee	$100.00	$124.12	$127.68	$162.31	$138.53	$118.17
S&P 600 Industrials	100.00	93.70	90.05	99.43	106.08	132.29
Russell 2000 Index	100.00	101.76	110.48	135.72	146.59	191.65
S&P SmallCap 600 Growth Index	100.00	98.40	90.71	100.70	104.36	119.87
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
Additional information about results of operations and financial condition for fiscal 2025 and 2024 (including the detailed discussion of the prior fiscal year 2025 to 2024 year-over-year changes) can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in our Annual Report on Form 10-K for the year ended March 1, 2025.
Overview
We are a leading provider of architectural products and services for enclosing buildings, and high-performance coating products used in applications for preservation, protection and enhanced viewing. Our four reporting segments are: Architectural Metals, Architectural Services, Architectural Glass, and Performance Surfaces.
On October 31, 2025, the Company announced the separation of its Chief Executive Officer. In connection with this separation agreement, the Board of Directors approved the accelerated vesting of certain outstanding unvested restricted stock awards and performance share unit awards previously granted. See Note 13 to our Consolidated Financial Statements for additional information.
In the first quarter of fiscal 2026, we announced Project Fortify Phase 2 to drive cost efficiencies, primarily in the Architectural Metals, Architectural Services and Corporate Segments. An extension of Phase 2 was announced on January 7, 2026 to drive additional cost savings in Architectural Metals and Corporate. Phase 2 focused on further optimizing our operating footprint and aligning resources to enable a more effective operating model. The actions of Phase 2 resulted in $27.4 million of pre-tax charges and are expected to deliver annualized pre-tax cost savings of approximately $26 million. The actions associated with Phase 2 were substantially completed in the fourth quarter of fiscal 2026. See Note 18 to our Consolidated Financial Statements for additional information.
As a result of a March 2025 appellate court decision confirming a December 2022 arbitration award, the Company paid the arbitration award, including accrued post-judgment interest, in the amount of $24.7 million, on April 7, 2025. As a result of the decision, we recorded expense of $9.4 million, which represents the impact of the award amount net of existing reserves and estimated insurance proceeds. This impact was recorded in cost of goods sold in the fourth quarter of fiscal 2025. See Note 10 to our Consolidated Financial Statements for additional information.
During the third quarter of fiscal 2025, we acquired UW Solutions for $240.9 million. UW Solutions is a U.S. based, vertically integrated manufacturer of high-performance coated substrates, differentiated by its proprietary formulations and coating application processes. The business serves a broad range of customers in attractive end markets, including building products for distribution centers and manufacturing facilities, as well as premium products for the graphic arts market. See Note 17 to our Consolidated Financial Statements for additional information.
Non-GAAP Financial Measures
In addition to reporting financial results in accordance with U.S. GAAP, we also provide certain non-GAAP financial measures. These measures are not in accordance with, nor are they a substitute for U.S. GAAP measures, and may not be comparable to similarly titled measures used by other companies. For each of these non-GAAP measures, we provide a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure, (see "Reconciliation of Non-GAAP Financial Measures" in this Item 7), and an explanation of why we believe the non-GAAP measure provides useful information to management and investors.
Non-GAAP measures include:
•Adjusted net earnings and adjusted earnings per diluted share (adjusted diluted EPS), used by the Company to assess performance on a more comparable basis from period-to-period by excluding amounts that management does not consider part of core operating results.
•Adjusted EBITDA, defined as adjusted net earnings before interest, taxes, depreciation, and amortization, and adjusted EBITDA margin, defined as adjusted EBITDA as a percentage of net sales. We use adjusted EBITDA and adjusted EBITDA margin to assess segment performance and make decisions about the allocation of operating and capital resources by analyzing recent results, trends, and variances of each segment in relation to forecasts and historical performance.

Management uses these measures to evaluate the Company’s historical and prospective financial performance, measure operational profitability on a consistent basis, as a factor in determining executive compensation, and to provide enhanced transparency to the investment community.
Results of Operations
The following tables provide various components of our operations for fiscal years 2026, 2025 and 2024 and percentages reflecting annual changes in such amounts and as a percentage of net sales in each fiscal year.
Our fiscal year ends on the Saturday closest to the last day of February. Fiscal 2026 and fiscal 2025 each consisted of 52 weeks, while fiscal 2024 consisted of 53 weeks.

				% Change
(Dollars in thousands)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Net sales	$1,404,733	$1,360,994	$1,416,942	3.2%	(3.9)%
Cost of sales	1,085,259	1,001,101	1,049,814	8.4%	(4.6)%
Gross profit	319,474	359,893	367,128	(11.2)%	(2.0)%
Selling, general and administrative expenses	235,000	241,783	233,295	(2.8)%	3.6%
Operating income	84,474	118,110	133,833	(28.5)%	(11.7)%
Interest expense, net	13,976	6,159	6,669	126.9%	(7.6)%
Other (income) expense, net	(6,958)	(623)	(2,089)	N/M	N/M
Earnings before income taxes	77,456	112,574	129,253	(31.2)%	(12.9)%
Income tax expense	23,325	27,522	29,640	(15.2)%	(7.1)%
Net earnings	$54,131	$85,052	$99,613	(36.4)%	(14.6)%
Diluted earnings per share	$2.52	$3.89	$4.51	(35.2)%	(13.7)%
N/M - Indicates calculation is not meaningful

(Percentage of net sales)	2026	2025	2024
Net sales	100.0%	100.0%	100.0%
Cost of sales	77.3	73.6	74.1
Gross profit	22.7	26.4	25.9
Selling, general and administrative expenses	16.7	17.8	16.5
Operating income	6.0	8.7	9.4
Interest expense, net	1.0	0.5	0.5
Other (income) expense, net	(0.5)	—	(0.1)
Earnings before income taxes	5.5	8.3	9.1
Income tax expense	1.7	2.0	2.1
Net earnings	3.9%	6.2%	7.0%
Effective income tax rate	30.1%	24.4%	22.9%

The following table summarizes the changes in net sales from fiscal 2025 to fiscal 2026.

(In thousands, except percentages)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Intersegment eliminations	Consolidated
Fiscal 2025 net sales	$524,709	$419,861	$322,197	$122,131	$(27,904)	$1,360,994
Organic business (1)	(20,681)	19,371	(38,538)	10,564	7,752	(21,532)
Acquisition (2)	—	—	—	65,271	—	65,271
Fiscal 2026 net sales	$504,028	$439,232	$283,659	$197,966	$(20,152)	$1,404,733

Total net sales growth (decline)	(3.9)%	4.6%	(12.0)%	62.1%	(27.8)%	3.2%
Organic business (1)	(3.9)%	4.6%	(12.0)%	8.6%	(27.8)%	(1.6)%
Acquisition (2)	—%	—%	—%	53.4%	—%	4.8%

(1)	Organic business is defined as (declines) growth in net sales from legacy businesses and from acquired businesses, twelve months after the acquisition date.
(2)	On November 4, 2024, we completed the acquisition of UW Solutions. For additional information see Note 17 to the accompanying Consolidated Financial Statements.
Comparison of Fiscal 2026 to Fiscal 2025
•Consolidated net sales were $1.40 billion compared to $1.36 billion, an increase of 3.2%, primarily driven by $65.3 million of inorganic sales contribution from the acquisition of UW Solutions in the Performance Surfaces Segment. This was partially offset by lower volume, primarily as a result of lower demand, primarily in the Architectural Glass and Metals Segments.
•Gross margin decreased to 22.7% of net sales, compared to 26.4%, primarily due to higher aluminum costs, impacts from lower volume, and higher health insurance costs, partially offset productivity improvements including savings from Project Fortify 2 and lower risk-based insurance and incentive compensation expense. Additionally, fiscal 2025 gross margin was impacted by a non-recurring $9.4 million arbitration award expense.
•SG&A expense decreased $6.8 million to 16.7% of net sales, compared to 17.8% of net sales. The decrease was primarily due to lower incentive compensation expense, lower acquisition related expenses, and benefits from cost savings of Fortify Phase 2, partially offset by increased amortization associated with the UW Solutions transaction.
•Operating income was $84.5 million and operating margin declined to 6.0%, compared to 8.7% in the prior year.
•Interest expense, net was $14.0 million, compared to $6.2 million, primarily driven by a higher average debt balance resulting from the acquisition of UW Solutions.
•Other income was $7.0 million, compared to $0.6 million, driven by a $6.7 million gain from settling a New Markets Tax Credit transaction.
•Income tax expense as a percentage of earnings before income tax was 30.1%, compared to 24.4% for fiscal 2025. The increase in the effective tax rate was primarily due to an increase in tax expense on discrete items in fiscal year 2026.
•Diluted EPS was $2.52, compared to $3.89.
Segment Analysis
Disclosures related to our business segments are included in Note 16 of our Consolidated Financial Statements. We manage our business in four reportable segments: Architectural Metals, Architectural Services, Architectural Glass and Performance Surfaces.

The following table presents net sales, adjusted EBITDA and adjusted EBITDA margin by segment and the consolidated total.

				% Change
(Dollars in thousands)	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Segment net sales
Architectural Metals	$504,028	$524,709	$601,736	(3.9)%	(12.8)%
Architectural Services	439,232	419,861	378,422	4.6%	11.0%
Architectural Glass	283,659	322,197	378,449	(12.0)%	(14.9)%
Performance Surfaces	197,966	122,131	99,223	62.1%	23.1%
Total segment sales	1,424,885	1,388,898	1,457,830	2.6%	(4.7)%
Intersegment eliminations	(20,152)	(27,904)	(40,888)	(27.8)%	(31.8)%
Net sales	$1,404,733	$1,360,994	$1,416,942	3.2%	(3.9)%
Segment adjusted EBITDA
Architectural Metals	$54,109	$70,591	$90,029	(23.3)%	(21.6)%
Architectural Services	30,856	33,533	18,376	(8.0)%	82.5%
Architectural Glass	45,699	71,664	77,738	(36.2)%	(7.8)%
Performance Surfaces	41,643	30,886	27,273	34.8%	13.2%
Corporate and Other	(5,004)	(14,021)	(35,119)	(64.3)%	(60.1)%
Adjusted EBITDA	$167,303	$192,653	$178,297	(13.2)%	8.1%
Segment adjusted EBITDA margin
Architectural Metals	10.7%	13.5%	15.0%
Architectural Services	7.0%	8.0%	4.9%
Architectural Glass	16.1%	22.2%	20.5%
Performance Surfaces	21.0%	25.3%	27.5%
Adjusted EBITDA margin	11.9%	14.2%	12.6%
Architectural Metals
Comparison of Fiscal 2026 to Fiscal 2025
•Net sales were $504.0 million, compared to $524.7 million, due to lower volume, partially offset by favorable price.
•Adjusted EBITDA was $54.1 million, or 10.7% of net sales, compared to $70.6 million, or 13.5% of net sales. The decline in Adjusted EBITDA margin was primarily driven by inflation, including higher aluminum costs, and the impact of lower volume, partially offset by pricing, cost savings from Project Fortify Phase 2 and lower incentive compensation costs.
Architectural Services
Comparison of Fiscal 2026 to Fiscal 2025
•Net sales were $439.2 million, compared to $419.9 million. The increase in net sales was driven by increased volume, partially offset by unfavorable project mix and lower pricing.
•Adjusted EBITDA was $30.9 million, or 7.0% of net sales, compared to $33.5 million, or 8.0% of net sales. The decline in Adjusted EBITDA margin was primarily due to the impact of unfavorable project mix, lower price, and direct tariff expenses, partially offset by the impact of increased volume and lower incentive compensation costs.
•For the years ended February 28, 2026 and March 1, 2025, gross favorable and unfavorable cumulative catch-up adjustments on our longer-term contracts for changes in estimates were as follows:

(in thousands)	2026	2025
Gross favorable adjustments	$32,810	$28,430
Gross unfavorable adjustments	(23,978)	(12,123)
Net adjustments	$8,832	$16,307

Architectural Glass
Comparison of Fiscal 2026 to Fiscal 2025
•Net sales were $283.7 million, compared to $322.2 million. The decrease in net sales was primarily driven by lower volume and price due to lower end-market demand.
•Adjusted EBITDA was $45.7 million, or 16.1% of net sales, compared to $71.7 million, or 22.2% of net sales. The decline in Adjusted EBITDA margin was primarily driven by the impact from lower volume and price, and higher manufacturing costs, partially offset by lower incentive compensation costs.
Performance Surfaces
Comparison of Fiscal 2026 to Fiscal 2025
•Net sales were $198.0 million, compared to $122.1 million. The increase was driven by $65.3 million of inorganic sales contribution from the acquisition of UW Solutions, and higher volume and price.
•Adjusted EBITDA was $41.6 million, or 21.0% of net sales, compared to $30.9 million, or 25.3% of net sales. The decline in Adjusted EBITDA margin was primarily driven by higher manufacturing costs and the dilutive effect of lower adjusted EBITDA margin from the UW Solutions acquisition, partially offset by favorable product mix and price.
Corporate and Other
Comparison of Fiscal 2026 to Fiscal 2025
•Corporate and Other Adjusted EBITDA expense was $5.0 million, compared to $14.0 million. The decline in Corporate expense was primarily due to lower incentive compensation and risk-related insurance costs, partially offset by higher health insurance costs.
Backlog
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
As of fiscal 2026 year-end, backlog in the Architectural Services Segment was $693.8 million, compared to $720.3 million at the end of the prior year.
Reconciliations of Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin
	Twelve Months Ended February 28, 2026
(In thousands) (Unaudited)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net earnings (loss)	$37,775	$12,193	$32,661	$24,659	$(53,157)	$54,131
Interest expense (income), net	1,733	(310)	(699)	—	13,252	13,976
Income tax (benefit) expense	(43)	(8)	295	—	23,081	23,325
Depreciation and amortization	14,813	3,593	13,442	15,153	2,997	49,998
EBITDA	54,278	15,468	45,699	39,812	(13,827)	141,430
Acquisition-related costs (1)	—	—	—	1,831	313	2,144
Restructuring costs (2)	6,571	15,388	—	—	5,484	27,443
CEO transition costs (3)	—	—	—	—	3,026	3,026
NMTC settlement gain (4)	(6,740)	—	—	—	—	(6,740)
Adjusted EBITDA	$54,109	$30,856	$45,699	$41,643	$(5,004)	$167,303

EBITDA margin	10.8%	3.5%	16.1%	20.1%	N/M	10.1%
Adjusted EBITDA margin	10.7%	7.0%	16.1%	21.0%	N/M	11.9%

	Twelve Months Ended March 01, 2025
(In thousands) (Unaudited)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net earnings (loss)	$40,345	$30,035	$60,451	$19,611	$(65,390)	$85,052
Interest expense (income), net	2,113	10	(408)	—	4,444	6,159
Income tax expense (benefit)	7	—	(653)	—	28,168	27,522
Depreciation and amortization	16,471	3,978	12,274	9,086	2,799	44,608
EBITDA	58,936	34,023	71,664	28,697	(29,979)	163,341
Acquisition-related costs (1)	—	—	—	2,189	5,773	7,962
Restructuring costs (2)	4,021	(490)	—	—	792	4,323
Impairment expense (5)	7,634	—	—	—	—	7,634
Arbitration award expense (6)	—	—	—	—	9,393	9,393
Adjusted EBITDA	$70,591	$33,533	$71,664	$30,886	$(14,021)	$192,653

EBITDA margin	11.2%	8.1%	22.2%	23.5%	N/M	12.0%
Adjusted EBITDA margin	13.5%	8.0%	22.2%	25.3%	N/M	14.2%

(1)	Acquisition-related costs include one-time expenses incurred to integrate the UW Solutions acquisition and excludes $2.3 million of backlog amortization added back as part of depreciation and amortization above.
(2)
Restructuring costs related to Project Fortify. Costs incurred in fiscal year 2025 were associated with Phase 1 and costs incurred in fiscal year 2026 are associated with Phase 2, including $11.5 million of asset impairment charges in fiscal 2026.

(3)	Transition costs related to departure of Chief Executive Officer during the third quarter of fiscal 2026.
(4)	Gain related to the settlement of a New Markets Tax Credit transaction.
(5)	Impairment expense on intangible assets in the Architectural Metals Segment.
(6)	Expense related to an arbitration award, which represents the impact of the award amount net of existing reserves and estimated insurance proceeds.

Adjusted net earnings and adjusted diluted earnings per share

	Twelve Months Ended
(In thousands) (Unaudited)	February 28, 2026	March 1, 2025
Net earnings	$54,131	$85,052
Acquisition-related costs (1)	2,144	10,302
Restructuring costs (2)	27,443	4,323
CEO transition costs (3)	3,026	—
NMTC settlement gain (4)	(6,740)	—
Impairment expense (5)	—	7,634
Arbitration award expense (6)	—	9,393
Income tax impact on above adjustments (7)	(5,321)	(7,832)
Adjusted net earnings	$74,683	$108,872

	Twelve Months Ended
(Shares in thousands) (Unaudited)	February 28, 2026	March 1, 2025
Diluted earnings per share	$2.52	$3.89
Acquisition-related costs (1)	0.10	0.47
Restructuring costs (2)	1.28	0.20
CEO transition costs (3)	0.14	—
NMTC settlement gain (4)	(0.31)	—
Impairment expense (5)	—	0.35
Arbitration award expense (6)	—	0.43
Income tax impact on above adjustments (7)	(0.25)	(0.36)
Adjusted diluted earnings per share	$3.47	$4.97

Weighted average diluted shares outstanding	21,517	21,891

(1)	Acquisition-related costs include one-time expenses incurred to integrate the UW Solutions acquisition.
(2)
Restructuring costs related to Project Fortify. Costs incurred in fiscal year 2025 were associated with Phase 1 and costs incurred in fiscal year 2026 are associated with Phase 2, including $11.5 million of asset impairment charges in fiscal 2026.

(3)	Transition costs related to departure of Chief Executive Officer during the third quarter of fiscal 2026.
(4)	Gain related to the settlement of a New Market Tax Credit transaction.
(5)	Impairment expense on intangible assets in the Architectural Metals Segment.
(6)	Expense related to an arbitration award, which represents the impact of the award amount net of existing reserves and estimated insurance proceeds.
(7)	Income tax impact reflects the estimated blended statutory tax rate for the jurisdictions in which the charge or income occurred.
Liquidity and Capital Resources
We rely on cash provided by operations for our material cash requirements, including working capital needs, capital expenditures, satisfaction of contractual commitments (including principal and interest payments on our outstanding indebtedness) and shareholder return through dividend payments and share repurchases.
Operating Activities. Net cash provided by operating activities was $122.5 million, compared to $125.2 million. . The decline in cash provided by operating activities was driven by reduced net earnings, partially offset by a reduction in cash used for working capital.
Investing Activities. Net cash used by investing activities was $30.5 million, compared to $265.9 million. In fiscal 2026, cash was primarily used to fund capital expenditures of $27.3 million, while in fiscal 2025, cash was primarily used to fund the acquisition of UW Solutions for $232.2 million, in addition to funding capital expenditures of $35.6 million.
Financing Activities. Net cash used by financing activities was $96.2 million in fiscal 2026, compared to $146.0 million of net cash provided by financing activities in fiscal 2025. The use of cash in fiscal 2026 was primarily for net repayment of debt compared to obtaining debt funding in fiscal 2025 to support the acquisition of UW Solutions. Net cash used to repurchase common stock was $15.0 million and $45.4 million for fiscal 2026 and fiscal 2025, respectively.
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
The Credit Agreement contains two maintenance financial covenants that require our Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than 3.50 and our Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to exceed 3.00. At February 28, 2026, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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
As of February 28, 2026, outstanding borrowings under the term loan facility were $212.3 million and outstanding borrowings under the revolving credit facility were $20.0 million. As of March 1, 2025, outstanding borrowings under the term loan and credit facility were $215.0 million and $70.0 million, respectively. Outstanding borrowings under the previous revolving credit facility were $50.0 million as of March 2, 2024. We had no outstanding borrowings under the Canadian facilities as of March 2, 2024.
At March 2, 2024, debt included $12.0 million of industrial revenue bonds. We had no outstanding industrial revenue bonds as of February 28, 2026, or March 1, 2025, as in the fourth quarter of fiscal 2025 we paid the remaining balance of these bonds, including principal and interest outstanding, without penalty.
At February 28, 2026, we had a total of $2.6 million of ongoing letters of credit that expire in fiscal year 2027 and reduce borrowing capacity under the revolving credit facility. As of February 28, 2026, the amount available for revolving borrowings was $427.4 million.
We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Future payments for such leases, excluding leases with initial terms of one year or less, were $60.8 million at February 28, 2026, with $15.8 million payable within the next 12 months. See Note 8 to our Consolidated Financial Statements for further detail surrounding our lease obligations and the timing of expected future payments.
As of February 28, 2026, we had $15.1 million of open purchase obligations, primarily related to raw material commitments, of which payments totaling $9.3 million are expected to become due within the next 12 months.
As of February 28, 2026, we had reserves of $4.1 million for long-term unrecognized tax benefits. We are unable to reasonably estimate in which future periods the remaining unrecognized tax benefits will ultimately be settled.
We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At February 28, 2026, $267.5 million of our backlog was bonded by performance bonds with a face value of $1.3 billion. These bonds have expiration dates that align with completion of the purchase order or contract. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.
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
Recently Issued Accounting Pronouncements
See Note 1 to our Consolidated Financial Statements in Item 8 of this Form 10-K for information pertaining to recently issued accounting pronouncements, incorporated herein by reference.

Critical Accounting Policies and Estimates
Our analysis of operations and financial condition is based on our consolidated financial statements prepared in accordance with GAAP. Preparation of these consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets and liabilities at the date of the consolidated financial statements, reported amounts of revenues and expenses during the reporting period and related disclosures of contingent assets and liabilities. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ under other assumptions or circumstances.
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
Approximately 35% of our total revenue in fiscal 2026 was from longer-term, fixed-price contracts, which are primarily in our Architectural Services Segment. The contracts in this segment have a single, bundled performance obligation, as this business generally provides interrelated products and services and integrates these products and services into a combined output specified by the customer. The customer obtains control of this combined output over time. We measure progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract, and record that proportion of the total contract price as revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations.
Due to the nature of the work required under these long-term contracts, the estimation of total costs remaining to complete on a project is subject to many variables and requires significant judgment. It is common for these contracts to contain potential bonuses or penalties which are generally awarded or charged upon certain project milestones or cost or timing targets, and can be based on customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on our assessments of anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.
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
Due to the significant judgments utilized in our revenue recognition on long-term contracts, if subsequent actual results and/or updated assumptions, estimates, or projections were to materially change from those utilized at February 28, 2026, our results of operations in the future could be materially impacted.
Goodwill and indefinite-lived intangible asset valuation
Goodwill
We evaluate goodwill for impairment annually on the first day in our fiscal fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. A reporting unit is an operating segment, or a component of an operating segment, for which discrete financial information is available and reviewed by segment management on a regular basis. The reporting units for our fiscal 2026 annual impairment test align with our Architectural Metals, Architectural Services, Architectural Glass, and Performance Surfaces Segments.

For the fiscal 2026 impairment test, we elected to bypass the qualitative assessment process and proceeded directly to comparing the estimated fair value of each of our reporting units to carrying value, including goodwill. If fair value exceeds the carrying value, goodwill impairment is not indicated. If the carrying amount of a reporting unit is higher than its estimated fair value, the excess is recognized as an impairment expense.
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
Based on these analyses, estimated fair value exceeded carrying value at all of our reporting units. The discounted cash flow projections used in these analyses are dependent upon achieving forecasted levels of revenue and profitability. If revenue or profitability were to fall below forecasted levels, or if market conditions were to decline in a material or sustained manner, impairment could be indicated at our reporting units and we could incur non-cash impairment expense that would negatively impact our net earnings. For example, keeping all other assumptions constant, a 100 basis point increase in the weighted average cost of capital would cause the estimated fair values of our reporting units to decrease in the range of $9 million to $39 million. In addition, keeping all other assumptions constant, a 100 basis point reduction in the long-term growth rate would cause the estimated fair values of our reporting units to decrease in the range of $11 million to $18 million. Given the amounts by which the fair value exceeds the carrying value for each of our reporting units, the decreases in estimated fair values described above would not have significantly impacted the results of our impairment tests.
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
For our fiscal 2026 annual impairment test, we bypassed a qualitative assessment and performed a quantitative impairment test to compare the fair value of each indefinite-lived intangible asset with its carrying value. If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment expense is recognized in an amount equal to that excess. If an impairment expense is recognized, the adjusted carrying amount becomes the asset's new accounting basis.
Fair value is measured using the relief-from-royalty method. This method assumes the trade name or trademark has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from the asset. This method requires estimation of future revenue from the related asset, the appropriate royalty rate, and the weighted average cost of capital. The assessment of fair value involves significant judgment and projections about future performance. In the fair value analysis, we assumed a discount rate of 13%, a royalty rate of 1.5%, and a long-term growth rate of 1.0%. Based on our annual analysis, the fair value of our indefinite-lived intangible assets exceeded carrying value.
We continue to conclude that the useful lives of our indefinite-lived intangible assets are appropriate. If future revenue were to fall below forecasted levels or if market conditions were to decline in a material or sustained manner, impairment could be indicated on these indefinite-lived intangible assets.
Reserves for disputes and claims regarding product liability, warranties and other project-related contingencies
We are subject to claims associated with our products and services, principally as a result of disputes with our customers involving the performance or aesthetics of our products, some of which may be covered under our warranty policies. We have in the past and are currently subject to product liability and warranty claims, including certain legal claims related to a commercial sealant product formerly incorporated into our products. We also are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services Segment. The time period from when a claim is asserted to when it is resolved, either by negotiation, settlement or litigation, can be several years. While we maintain various types of product liability insurance, the insurance policies include significant self-retention of risk in the form of policy deductibles. In addition, certain claims could be determined to be uninsured. We also actively manage the risk of these exposures through contract negotiations and proactive project management.
We reserve estimated exposures on known claims, as well as on a portion of anticipated claims for product warranty and rework costs, based on similar historical product liability claims, as a ratio of sales. We also reserve for estimated exposures on other claims as they are known and reasonably estimable.
Income taxes
We are required to make judgments regarding the potential tax effects of various financial transactions and ongoing operations to estimate our obligation to taxing authorities. These tax obligations include income, real estate, franchise and sales/use taxes. Judgments related to income taxes require the evaluation and recognition in our financial statements that a tax position is more-likely-than-not to be sustained on audit.
Judgment and estimation is required in developing a provision for income taxes and recognizing tax-related assets and liabilities and, if necessary, any valuation allowances. The interpretation of tax laws can involve uncertainty, since tax authorities may interpret such laws differently. Actual income tax could vary from estimated amounts and may result in favorable or unfavorable impacts to net income, cash flows and tax-related assets and liabilities. In addition, the effective tax rate may be affected by other changes, including the allocation of property, payroll and revenues between states.
We assess deferred tax assets for recoverability taking into consideration historical and anticipated earnings levels; the reversal of other existing temporary differences; available net operating losses and tax carryforwards; and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, management must evaluate the need for, and amount of, a valuation allowance against deferred tax assets. As facts and circumstances change, adjustment to the valuation allowance may be required.

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
The primary measure of interest rate risk is the simulation of net income under different interest rate environments. If interest rates were to increase or decrease over the next 12 months by 200 basis points, net earnings would be impacted by approximately $0.6 million. Our debt exceeded investments at February 28, 2026, so as interest rates increase, net earnings decrease; as interest rates decrease, net earnings increase.
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
We have foreign operations in Canada, Brazil, the Netherlands and Belgium which primarily transact business in local currencies. We manage these operating activities locally. Revenues, costs, assets and liabilities of these operations are generally denominated in local currencies, thereby mitigating some of the risk associated with changes in foreign exchange rates. However, our consolidated financial results are reported in U.S. dollars. Thus, changes in exchange rates between the Canadian dollar, Brazilian Real and Euro versus the U.S. dollar, will impact our reported financial results. From time to time, we enter into forward purchase foreign currency contracts, generally with an original maturity date of less than one year, to hedge foreign currency risk (see Note 4 to our Consolidated Financial Statements). Sales from our domestic operations are generally denominated in U.S. dollars.
Raw Material Pricing Risk
We are subject to market risk exposure related to volatility in the prices of aluminum and lumber, among other raw materials and supplies used in our end products. A significant amount of our cost of sales relates to material costs. The commodities markets, which include aluminum, are highly cyclical in nature. As a result, commodity costs can be volatile. Commodity costs are influenced by numerous factors beyond our control, including general economic conditions, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, tariffs, import duties and other trade restrictions.
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
We cannot accurately calculate the pre-tax impact a one percent change in the commodity costs of aluminum and/or lumber would have on our fiscal 2026 operating results, as the change in commodity costs would both impact the cost to purchase materials and the selling prices we offer our customers. The impact to our operating results would depend on the competitive environment and the costs of other alternative products, which could impact our ability to pass commodities costs to our customers.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of February 28, 2026, using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013).
Following this report are reports from the Company's independent registered public accounting firm, Deloitte & Touche LLP, on the Company's consolidated financial statements and on the effectiveness of the Company's internal control over financial reporting as of February 28, 2026.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Apogee Enterprises, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Apogee Enterprises, Inc. and subsidiaries (the "Company") as of February 28, 2026 and March 1, 2025, the related consolidated results of operations, statements of comprehensive earnings, cash flows, and shareholders' equity, for each of the three years in the period ended February 28, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and March 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Net Sales — Revenue Recognition for Long-Term Contracts in the Architectural Services Segment — Refer to Notes 1, 2, and 16 to the consolidated financial statements
The Architectural Services Segment, which provides building glass and curtainwall installation services and operates under long-term, fixed-price contracts, accounted for approximately $439.2 million, or 31 percent of total net sales for the year ended February 28, 2026. The contracts for this business typically have a single, bundled performance obligation, as the business generally provides interrelated products and services and integrates these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. The Company measures progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract and recording that proportion of the total contract price as revenue.
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
•We developed an expectation of the amount of total long-term contract revenue based on prior year margins applied to cost of sales in the current year and compared our expectation to the amount of long-term contract revenue recorded by management.
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
◦Evaluated the estimates of total cost and profit for the performance obligations by:
▪Comparing costs incurred to date to the costs management estimated to be incurred to date.
▪Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s project managers and engineers, and comparing the estimates to management’s work plans, engineering specifications, and supplier contracts.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
April 24, 2026
We have served as the Company's auditor since fiscal 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Apogee Enterprises, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Apogee Enterprises, Inc. and subsidiaries (the "Company") as of February 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 28, 2026, of the Company and our report dated April 24, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
April 24, 2026

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	February 28, 2026	March 1, 2025
Assets
Current assets
Cash and cash equivalents	$39,523	$41,448
Receivables, net	198,516	185,590
Inventories, net	98,059	92,305
Contract assets	59,512	71,842
Other current assets	43,823	50,919
Total current assets	439,433	442,104
Property, plant and equipment, net	255,032	268,139
Operating lease right-of-use assets	48,736	62,314
Goodwill	236,744	235,775
Intangible assets, net	111,261	128,417
Other non-current assets	31,139	38,520
Total assets	$1,122,345	$1,175,269
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$105,478	$98,804
Accrued compensation and benefits	39,667	48,510
Contract liabilities	60,903	35,193
Operating lease liabilities	14,729	15,290
Other current liabilities	46,079	87,659
Total current liabilities	266,856	285,456
Long-term debt	232,279	285,000
Non-current operating lease liabilities	39,375	51,632
Non-current self-insurance reserves	24,914	30,382
Other non-current liabilities	47,127	34,901
Commitments and contingent liabilities (Note 10)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 21,220,350 and 21,417,631 shares, respectively	7,073	7,139
Additional paid-in capital	159,085	156,075
Retained earnings	376,438	359,976
Accumulated other comprehensive loss	(30,802)	(35,292)
Total shareholders’ equity	511,794	487,898
Total liabilities and shareholders’ equity	$1,122,345	$1,175,269
See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Year-Ended
	February 28, 2026	March 1, 2025	March 2, 2024
(In thousands, except per share data)	(52 weeks)	(52 weeks)	(53 weeks)
Net sales	$1,404,733	$1,360,994	$1,416,942
Cost of sales	1,085,259	1,001,101	1,049,814
Gross profit	319,474	359,893	367,128
Selling, general and administrative expenses	235,000	241,783	233,295
Operating income	84,474	118,110	133,833
Interest expense, net	13,976	6,159	6,669
Other (income) expense, net	(6,958)	(623)	(2,089)
Earnings before income taxes	77,456	112,574	129,253
Income tax expense	23,325	27,522	29,640
Net earnings	$54,131	$85,052	$99,613

Basic earnings per share	$2.54	$3.91	$4.55
Diluted earnings per share	$2.52	$3.89	$4.51
Weighted average basic shares outstanding	21,295	21,726	21,871
Weighted average diluted shares outstanding	21,517	21,891	22,091

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Year-Ended
	February 28, 2026	March 1, 2025	March 2, 2024
(In thousands)	(52 weeks)	(52 Weeks)	(53 weeks)
Net earnings	$54,131	$85,052	$99,613
Other comprehensive earnings (loss):
Unrealized gain on marketable securities, net of $25, $49 and $59 of tax expense, respectively	92	184	222
Unrealized gain (loss) on derivative instruments, net of $46, $(135) and $(22) of tax expense (benefit), respectively	121	(442)	(72)
Unrealized gain on pension obligation, net of $11, $23 and $261 of tax expense, respectively	110	79	857
Foreign currency translation adjustments	4,167	(5,582)	1,018
Other comprehensive earnings (loss)	4,490	(5,761)	2,025
Total comprehensive earnings	$58,621	$79,291	$101,638

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-Ended
	February 28, 2026	March 1, 2025	March 2, 2024
(In thousands)	(52 weeks)	(52 weeks)	(53 weeks)
Operating Activities
Net earnings	$54,131	$85,052	$99,613
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	49,998	44,608	41,588
Share-based compensation	8,246	10,725	9,721
Deferred income taxes	15,483	3,836	(9,748)
Impairment of long-lived assets	11,477	7,634	7,021
Settlement of New Markets Tax Credit transaction	(6,740)	—	(4,687)
Non-cash lease expense	6,574	13,749	11,721
Other, net	(1,671)	(1,247)	4,615
Changes in operating assets and liabilities:
Receivables	(12,409)	(508)	23,993
Inventories	(5,340)	(5,810)	9,366
Contract assets	12,583	(22,625)	9,880
Accounts payable	5,515	9,595	(2,655)
Accrued compensation and benefits	(9,117)	(11,793)	2,102
Contract liabilities	25,649	598	6,590
Operating lease liability	(9,706)	(12,703)	(12,632)
Accrued income taxes	3,858	(5,120)	6,523
Other current assets and liabilities	(26,066)	9,171	1,143
Net cash provided by operating activities	122,465	125,162	204,154
Investing Activities
Capital expenditures	(27,308)	(35,593)	(43,180)
Proceeds from sales of property, plant and equipment	1,632	693	293
Purchases of marketable securities	(9,670)	(2,394)	(2,953)
Sales/maturities of marketable securities	4,820	3,570	2,165
Acquisition of business, net of cash acquired	—	(232,169)	—
Net cash used by investing activities	(30,526)	(265,893)	(43,675)
Financing Activities
Proceeds from revolving credit facilities	93,000	77,201	196,964
Repayment on revolving credit facilities	(143,000)	(57,201)	(304,817)
Proceeds from term loans	—	250,000	—
Repayment of term loans	(2,722)	(47,000)	—
Payments of debt issuance costs	—	(3,798)	—
Repurchase of common stock	(15,000)	(45,364)	(11,821)
Dividends paid	(22,216)	(21,737)	(21,133)
Other, net	(6,241)	(6,052)	(3,800)
Net cash (used by) provided by financing activities	(96,179)	146,049	(144,607)
Effect of exchange rates on cash	2,315	(1,086)	(129)
(Decrease) increase in cash and cash equivalents	(1,925)	4,232	15,743
Cash and cash equivalents at beginning of period	41,448	37,216	21,473
Cash and cash equivalents at end of period	$39,523	$41,448	$37,216
Non-cash Activity
Capital expenditures in accounts payable	$4,170	$3,313	$3,588
See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except per share data)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 25, 2023	22,224	$7,408	$146,816	$273,740	$(31,556)	$396,408
Net earnings	—	—	—	99,613	—	99,613
Other comprehensive income, net of tax	—	—	—	—	2,025	2,025
Issuance of stock, net of cancellations	171	58	(150)	(40)	—	(132)
Share-based compensation	—	—	9,721	—	—	9,721
Exercise of stock options	25	8	(840)	—	—	(832)
Share repurchases	(280)	(93)	(1,989)	(9,739)	—	(11,821)
Other share retirements	(51)	(18)	(740)	(2,066)	—	(2,824)
Cash dividends ($0.9700 per share)	—	—	—	(21,133)	—	(21,133)
Balance at March 2, 2024	22,089	$7,363	$152,818	$340,375	$(29,531)	$471,025
Net earnings	—	—	—	85,052	—	85,052
Other comprehensive loss, net of tax	—	—	—	—	(5,761)	(5,761)
Issuance of stock, net of cancellations	214	71	(312)	241	—	—
Share-based compensation	—	—	10,725	—	—	10,725
Share repurchases	(787)	(263)	(6,415)	(38,686)	—	(45,364)
Other share retirements	(98)	(32)	(741)	(5,269)	—	(6,042)
Cash dividends ($1.0100 per share)	—	—	—	(21,737)	—	(21,737)
Balance at March 1, 2025	21,418	$7,139	$156,075	$359,976	$(35,292)	$487,898
Net earnings	—	—	—	54,131	—	54,131
Other comprehensive income, net of tax	—	—	—	—	4,490	4,490
Issuance of stock, net of cancellations	303	96	(1,284)	(118)	—	(1,306)
Share-based compensation	—	—	8,246	—	—	8,246
Share repurchases	(388)	(129)	(3,032)	(11,839)	—	(15,000)
Other share retirements	(113)	(33)	(920)	(3,496)	—	(4,449)
Cash dividends ($1.0500 per share)	—	—	—	(22,216)	—	(22,216)
Balance at February 28, 2026	21,220	$7,073	$159,085	$376,438	$(30,802)	$511,794

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
Fiscal year
Our fiscal year ends on the Saturday closest to the last day of February. Fiscal 2026 and fiscal 2025 each consisted of 52 weeks, while fiscal 2024 consisted of 53 weeks.
Accounting estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts on the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.
Cash equivalents
Highly liquid investments with an original maturity of three months or less are included in cash equivalents and are stated at cost, which approximates fair value.
Marketable securities
We hold marketable securities consisting of municipal and corporate bonds, which are carried at fair value on the Consolidated Balance Sheets. To the extent the amortized cost basis of the available-for-sale securities exceeds the fair value, we assess the debt securities for credit loss. When assessing the risk of credit loss, we consider factors such as the severity and the reason of the decline in value, including any changes to the rating of the security by a rating agency or other adverse conditions specifically related to the security, and management's intended holding period and time horizon for selling. During fiscal 2026, 2025, and 2024, the Company did not recognize any credit losses related to its available-for-sale securities. Further, as of February 28, 2026 and March 1, 2025, the Company did not record an allowance for credit losses related to its available-for-sale securities. Marketable securities are included in other current and non-current assets on the Consolidated Balance Sheets and gross realized gains and losses are included in other (income) expense, net in our Consolidated Results of Operations.
Inventories
Inventories are valued at lower of cost or net realizable value using the first-in, first-out (FIFO) method.
Property, plant and equipment
Property, plant and equipment (PP&E) is recorded at cost. Significant improvements and renewals that extend the useful life of an asset are capitalized. Repairs and maintenance items are generally charged to expense when incurred. When an asset is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the balance sheet and any related gains or losses are included in selling, general and administrative expenses.
Depreciation is computed on a straight-line basis, based on estimated useful lives of 10 years to 25 years for buildings and improvements; 3 years to 15 years for machinery and equipment; and 3 years to 7 years for computer and office equipment and furniture.
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
The reporting units for our fiscal 2026 annual impairment test align with our reporting segments of Architectural Metals, Architectural Services, Architectural Glass, and Performance Surfaces.

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
Definite-lived intangible assets are amortized based on estimated useful lives ranging from 5 years to 20 years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We use undiscounted cash flows to determine whether impairment exists and measure any impairment loss using discounted cash flows.
The estimated useful lives of all intangible assets are reviewed annually, and we have determined that the remaining lives were appropriate. Refer to Note 6 for additional information.
Leases
We have commercially negotiated leases where we recognize a right-of-use asset and lease liability on our Consolidated Balance Sheet at lease commencement for leases with terms greater than twelve months. The initial lease liability is recognized at the present value of remaining lease payments over the lease term. Leases with an initial term of twelve months or less are not recorded on our Consolidated Balance Sheet. We recognize lease expense for operating leases on a straight-line basis over the lease term. Refer to Note 8 for additional information.
Impairment of long-lived assets
Long-lived assets or asset groups, including property, plant, and equipment and definite-lived intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances such as asset utilization, physical change, legal factors or other matters indicate that the carrying value of those assets may not be recoverable. When this review indicates the carrying value of an asset or asset group exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group, an asset impairment expense is recognized in earnings in the period such a determination is made. The amount of the impairment expense recorded is the amount by which the carrying value of the impaired asset or asset group exceeds its fair value based on discounted cash flows.
The Company recognized impairments of long‑lived assets that were directly associated with restructuring initiatives undertaken to streamline operations and align the cost structure with expected future business activity in fiscal years 2026 and 2024. Impairment charges incurred as part of these restructuring plans were $11.5 million in fiscal year 2026, and $6.2 million in fiscal 2024.
Fiscal year 2026 impairment charges were made up of:
•$5.0 million on a customer relationship intangible within the Architectural Services Segment;
•$3.4 million on right-of-use assets within the Architectural Services and Metals Segments; and

•$3.1 million on property, plant, and equipment and internal-use software within Corporate.
During fiscal year 2025, because of our annual impairment analysis and driven by changes to branding strategies within the Architectural Metals segment, an impairment charge of $7.6 million was incurred on certain tradenames.
In fiscal year 2024, we recorded asset impairment on property, plant and equipment and right‑of‑use assets within the Architectural Metals Segment.
Impairment charges were included within Selling, General and Administrative expenses in our Consolidated Results of Operations for all periods.
Self-Insurance
We obtain commercial insurance to provide coverage for potential losses in areas such as employment practices, workers' compensation, directors and officers, automobile, architect's and engineer's errors and omissions, product rework and general liability. A substantial portion of this risk is retained on a self-insured basis through our wholly-owned insurance subsidiary. We establish a reserve for estimated ultimate losses on reported claims and those incurred but not yet reported utilizing actuarial projections. Reserves are classified within other current liabilities or non-current self-insurance reserves on our Consolidated Balance Sheets based on expectations of when the estimated loss will be paid.
Additionally, we maintain a self-insurance reserve for health insurance programs offered to eligible employees, included within other current liabilities on the Consolidated Balance Sheets. The reserve includes an estimate for losses on reported claims as well as for amounts incurred but not yet reported, based on historical trends.
Warranty and project-related contingencies
We are subject to claims associated with our products and services, principally as a result of disputes with our customers involving the performance or aesthetics of our architectural products and services. We reserve estimated exposures on known claims, as well as on a portion of potential claims for product warranty and rework costs, based on historical product liability claims as a ratio of sales. We also reserve for estimated backcharge exposures or other claims as they are known and reasonably estimable. Reserves are included in other current and non-current liabilities based on the estimated timing of dispute resolution.
Foreign currency
Local currencies are considered the functional currencies for our subsidiaries outside of the United States. Assets and liabilities of these subsidiaries are translated at the exchange rates at the balance sheet date. Income and expense items are translated using average monthly exchange rates. Translation adjustments are included in accumulated other comprehensive loss on the Consolidated Balance Sheets.
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
Revenue recognition
Our accounting policy for revenue recognition follows ASC 606, Revenue from Contracts with Customers. We generate revenue from the design, engineering and fabrication of architectural glass, curtainwall, window, storefront and entrance systems, and from installing those products on non-residential buildings. We also manufacture value-added glass, acrylic and industrial flooring products. Due to the diverse nature of our operations and various types of contracts with customers, we have businesses that recognize revenue at shipment, businesses that recognize revenue following an over-time input method and businesses that recognize revenue following an over-time output method.
Approximately 46% of our fiscal 2026 revenue was recognized at the time products were shipped from our manufacturing facilities, which is when control is transferred to our customer. These businesses do not generate contract-related assets or liabilities. Variable consideration associated with these contracts and orders, generally related to early pay discounts or volume rebates, is not considered significant.
Approximately 35% of our fiscal 2026 revenue was from fixed-price contracts, following an over-time input method. These contracts contain a single, bundled performance obligation, as these businesses generally provide interrelated products and services and integrate these products and services into a combined output specified by the customer. The customer obtains control of this combined output, generally integrated window systems or installed window and curtainwall systems, over time. We measure progress on these contracts following an input method, by comparing total costs incurred to-date to the total estimated costs for the contract, and record that proportion of the total contract price as revenue in the period. Contract costs include materials, labor and other direct costs related to contract performance. We believe this method of recognizing revenue is consistent with our progress in satisfying our contract obligations.
Due to the nature of the work required under these long-term contracts, the estimation of total costs remaining to complete throughout a project is subject to many variables and requires significant judgment. It is common for these contracts to contain potential bonuses or penalties which are generally awarded or charged upon certain project milestones or cost or timing targets, and these can be based on customer discretion. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on our assessments of anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.
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
The net cumulative catch-up adjustments on our longer-term contracts for changes in estimates had the following effect on the respective periods shown:

(in thousands, except earnings per share data)	Year Ended
	February 28, 2026	March 1, 2025	March 2, 2024
	(52 weeks)	(52 weeks)	(53 weeks)
Operating income	$8,832	$16,307	$5,760
Earnings per share:
Basic	$0.31	$0.57	$0.20
Diluted	$0.31	$0.56	$0.20
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
Approximately 19% of our fiscal 2026 revenue was recognized following an over-time output method based upon units produced. The customer is considered to have control over the products at the time of production, as the products are highly customized with no alternative use, and we have an enforceable right to payment for performance completed over the production period. We believe this over-time output method of recognizing revenue reasonably depicts the fulfillment of our performance obligations under our contracts. Billings still occur upon shipment. Therefore, contract assets are generated for the unbilled amounts on contracts when production is complete. Variable consideration associated with these orders, generally related to early pay discounts, is not considered significant.
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
Restructuring
Restructuring charges are recorded as a result of fundamental changes in the manner in which certain business functions are conducted, including initiatives to drive earnings and cash flow growth and to realign and simplify our business structure. These charges primarily consist of employee severance benefits, long-lived asset impairments and termination penalties for facility closures and consolidations. We record restructuring accruals when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. To the extent our assumptions and estimates differ from our actual costs, subsequent adjustments to restructuring accruals have been, and will be, required. Restructuring accruals for severance-related costs are included in accrued compensation and benefits and accruals for remaining obligations and termination penalties are included in other current liabilities on our Consolidated Balance Sheets. Refer to Note 18 for additional information.
Research and development
Research and development activities include the development of new products, the modification of existing product designs, and research related to process improvements. Our research and development expenses were $11.2 million, $29.0 million and $30.3 million for fiscal 2026, 2025 and 2024, respectively. These costs are expensed as incurred.
Income taxes
The Company recognizes deferred tax assets and liabilities based upon the future tax consequences of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Refer to Note 14 for additional information.
Subsequent events
We have evaluated subsequent events through April 24, 2026, the date the financial statements were available to be issued. No events occurred that would require recognition or disclosure in these financial statements.
Adoption of new accounting standards
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, intended to enhance the transparency and decision-usefulness of income tax disclosures. Such guidance requires entities to provide additional information within their income tax rate reconciliation, including further disclosure of federal, state, and foreign income taxes and to provide more details about these reconciling items if a quantitative threshold is met. This guidance additionally requires expanded disclosure of income taxes paid, including amounts paid for federal, state, and foreign taxes. The Company adopted this ASU and applied its disclosures prospectively. The adoption of this ASU affected only the Company's income tax disclosure included in Note 14 and did not have a material impact on the Company's results of operations, cash flows, or financial condition.
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
2.Revenue, Receivables and Contract Assets and Liabilities
Revenue
The following table disaggregates total revenue by timing of recognition (see Note 16 for disclosure of revenue by segment):

(In thousands)	2026	2025	2024
Recognized at shipment	$645,232	$571,140	$596,270
Recognized over time (input method)	495,993	495,562	483,109
Recognized over time (output method)	263,508	294,292	337,563
Total	$1,404,733	$1,360,994	$1,416,942
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

(In thousands)	February 28, 2026	March 1, 2025
Trade accounts	$111,679	$117,533
Construction contracts	88,445	70,724
Total receivables	200,124	188,257
Less: allowance for credit losses	1,608	2,667
Receivables, net	$198,516	$185,590
The following table summarizes the activity in the allowance for credit losses:

(In thousands)	2026	2025
Beginning balance	$2,667	$3,383
Credits against costs and expenses	(225)	(1,376)
Deductions from allowance, net of recoveries	(872)	(122)
Allowance for credit losses from acquisitions	—	853
Other adjustments	38	(71)
Ending balance	$1,608	$2,667
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

(In thousands)	February 28, 2026	March 1, 2025
Contract assets	$59,512	$71,842
Contract liabilities	60,903	35,193
Changes in contract assets and liabilities were mainly due to timing of project activity in our businesses that operate under long-term contracts.

Other contract-related disclosures

(In thousands)	2026	2025
Revenue recognized related to contract liabilities from prior year-end	$29,144	$30,785
Revenue recognized related to prior satisfaction of performance obligations	9,705	16,202
Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that time frame. The transaction price associated with performance obligations that were not yet satisfied as of February 28, 2026 will be recognized as revenue in the following estimated time periods:

(In thousands)	2026
Within one year	$415,455
More than one but less than two years	235,738
Beyond two years	46,005
Total	$697,198
3.Supplemental Balance Sheet Information
Inventories

(In thousands)	February 28, 2026	March 1, 2025
Raw materials	$43,441	$36,804
Work-in-process	18,089	15,554
Finished goods	36,529	39,947
Total inventories, net	$98,059	$92,305
Other current assets

(In thousands)	February 28, 2026	March 1, 2025
Short term investments	$6,139	$4,798
Prepaid assets	15,975	17,155
Refundable income taxes	10,797	10,406
Other	10,912	18,560
Total other current assets	$43,823	$50,919
Other current liabilities

(In thousands)	February 28, 2026	March 1, 2025
Arbitration award payable	$—	$20,182
Accrued self-insurance reserves	11,235	18,240
Warranties and backcharges	11,938	17,557
Deferred benefit from New Markets Tax Credit transactions	—	9,250
Income and other taxes	6,206	5,813
Other	16,700	16,617
Total other current liabilities	$46,079	$87,659
Other non-current liabilities

(In thousands)	February 28, 2026	March 1, 2025
Deferred warranty revenue	$9,856	$10,154
Deferred compensation plan	8,266	5,590
Retirement plan obligations	4,524	4,640
Deferred tax liabilities	17,020	1,256
Other	7,461	13,261
Total other non-current liabilities	$47,127	$34,901

4.Financial Instruments
Marketable Securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of municipal and corporate bonds:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
February 28, 2026	$14,989	$23	$94	$14,918
March 1, 2025	10,148	33	222	9,959
Prism insures a portion of our general liability, workers' compensation and automobile liability risks using reinsurance agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, for the purpose of providing collateral for Prism's obligations under the reinsurance agreements.
The amortized cost and estimated fair values of our municipal and corporate bonds at February 28, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty. Investments that are due within one year are included in other current assets while those due after one year are included as other non-current assets. Gross realized gains and losses were insignificant for all periods presented.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$6,202	$6,139
Due after one year through five years	8,787	8,779
Total	$14,989	$14,918
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
In fiscal 2026, we entered into an interest rate swap with a notional value of $50.0 million with an expiration date of August 5, 2027, to hedge a portion of our exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility. In fiscal 2026, an interest rate swap with a notional value $30.0 million expired in accordance with the associated agreement.
In fiscal 2026, we entered into multiple aluminum commodity swap contracts with an aggregate notional value of $27.7 million to hedge a portion of our exposure to variability in cash flows associated with forecasted aluminum purchases. These swap contracts mature over the next twelve months, with final settlements occurring by March 2027.
The mark-to-market adjustments on these derivative instruments are recorded within our Consolidated Balance Sheets within other current assets and other current liabilities. Gains or losses associated with these instruments are recorded as a component of accumulated other comprehensive gain or loss until which time the hedged transaction is settled and gains or losses are recorded in net earnings.
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
Financial assets and liabilities measured at fair value on a recurring basis were:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
February 28, 2026
Assets:
Money market funds	$31,662	$—	$31,662
Municipal bonds	—	14,918	14,918
Aluminum hedging contracts	—	401	401
Liabilities:
Interest rate swap contracts	—	701	701
March 1, 2025
Assets:
Money market funds	$20,758	$—	$20,758
Municipal bonds	—	9,959	9,959
Foreign currency option contract	—	29	29
Interest rate swap contracts	—	539	539
Liabilities:
Interest rate swap contracts	—	540	540
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
Nonrecurring fair value measurements
We measure certain long‑lived assets — including goodwill, intangible assets, property and equipment, and right‑of‑use lease assets — at fair value on a nonrecurring basis when indicators of impairment are present. These assets, initially recorded at fair value upon acquisition or purchase, are evaluated periodically, and if impairment indicators exist, we compare their carrying values to their estimated fair values and recognize an impairment charge for any excess carrying value. See Note 1 for further information on impairment of long-lived assets.

5.Property, Plant and Equipment

(In thousands)	February 28, 2026	March 1, 2025
Land	$3,501	$3,460
Buildings and improvements	206,315	195,205
Machinery and equipment	446,700	428,015
Computer and office equipment and furniture	55,117	61,926
Construction in progress	26,179	49,013
Total property, plant and equipment	737,812	737,619
Less: accumulated depreciation	482,780	469,480
Net property, plant and equipment	$255,032	$268,139
Depreciation expense was $39.4 million, $35.7 million, and $37.6 million in fiscal 2026, 2025, and 2024, respectively.
6.    Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill attributable to each reportable segment was:

(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Total
Balance at March 2, 2024	$90,186	$3,038	$25,401	$10,557	$129,182
Foreign currency translation	(852)	(117)	(264)	—	(1,233)
Goodwill acquired	—	—	—	107,826	107,826
Balance at March 1, 2025	89,334	2,921	25,137	118,383	235,775
Foreign currency translation	754	103	112	—	969
Balance at February 28, 2026	$90,088	$3,024	$25,249	$118,383	$236,744
Intangible assets
In fiscal 2025, $79.7 million of intangible assets were acquired as part of the UW Solutions acquisition. The gross carrying amount of our intangible assets and related accumulated amortization was:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment Expense	Foreign Currency Translation	Net
February 28, 2026
Definite-lived intangible assets:
Customer relationships	$131,746	$(64,698)	$(4,994)	$2,138	$64,192
Other intangibles	65,807	(36,286)	(2,589)	940	27,872
Total	197,553	(100,984)	(7,583)	3,078	92,064
Indefinite-lived intangible assets:
Trademarks	18,996		—	201	19,197
Total intangible assets	$216,549	$(100,984)	$(7,583)	$3,279	$111,261
March 1, 2025
Definite-lived intangible assets:
Customer relationships	$134,402	$(56,193)	$—	$(2,655)	$75,554
Other intangibles	66,832	(31,768)	—	(1,197)	33,867
Total	201,234	(87,961)	—	(3,852)	109,421
Indefinite-lived intangible assets:
Trademarks	26,865	—	(7,634)	(235)	18,996
Total intangible assets	$228,099	$(87,961)	$(7,634)	$(4,087)	$128,417
Amortization expense on definite-lived intangible assets was $10.6 million, $8.9 million and $4.9 million in fiscal 2026, 2025 and 2024, respectively. All amortization expense is included within selling, general and administrative expenses. Estimated future amortization expense for definite-lived intangible assets is:

(In thousands)	2027	2028	2029	2030	2031
Estimated amortization expense	$6,755	$6,461	$5,590	$5,552	$5,552
7.    Debt
We are party to a Credit Agreement (the Credit Agreement) with Bank of America, N.A., as administrative agent, and other lenders. The Credit Agreement provides for an unsecured senior credit facility in an aggregate principal amount of up to $700.0 million, in which commitments were made through a $450.0 million, five-year revolving credit facility and a committed $250.0 million delayed draw term loan facility. Borrowings under the revolving credit facility can be in Canadian dollars (CAD) limited to $25.0 million USD. The term loan facility may be utilized in up to two draw downs, which are available to be made within one year after the closing date. The senior credit facility has a term of five years with a maturity date of July 19, 2029.
As a result of the execution of the Credit Agreement, in the second quarter of fiscal 2025, we recognized a loss on extinguishment of debt within interest expense of $0.5 million for the write-off of unamortized financing fees related to the previously existing revolving credit facility. Additionally, we capitalized $3.0 million of lender fees and $0.8 million of third-party fees incurred in connection with the Credit Agreement, which were recorded as other non-current assets and will be amortized over the term of the credit facility as interest expense.
The Credit Agreement contains two maintenance financial covenants that require our Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than 3.50 and our Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to exceed 3.00. At February 28, 2026, we were in compliance with all covenants as defined under the terms of the Credit Agreement.
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
On November 4, 2024, as part of the acquisition of UW Solutions, and for working capital and general corporate purposes, we executed a drawdown against the delayed draw term loan facility for $250.0 million. Outstanding borrowings under the term loan facility were $212.3 million as of February 28, 2026. Outstanding borrowings under the current revolving credit facility were $20.0 million as of February 28, 2026.
At February 28, 2026, we had a total of $2.6 million of ongoing letters of credit related to the senior credit facility, construction contracts and insurance collateral that expire in fiscal year 2027 and reduce borrowing capacity under the revolving credit facility. As of February 28, 2026, the amount available for revolving borrowings was $427.4 million.
The fair value of our senior credit facility approximated carrying value at February 28, 2026, and would be classified as Level 2 within the fair value hierarchy described in Note 4, due to the variable interest rate on these instruments.

Debt maturities and other selected information follows:

(In thousands)	2027	2028	2029	2030	2031	Thereafter	Total
Maturities	$—	$—	$—	$232,279	$—	$—	$232,279

(In thousands, except percentages)	2026	2025
Average daily borrowings during the year	$278,213	$134,565
Weighted average interest rate during the year	5.93%	6.28%

(In thousands)	2026	2025	2024
Interest on debt	$16,428	$8,803	$8,704
Interest rate swap gain	(645)	(822)	(893)
Other interest expense	668	815	178
Interest income	(2,475)	(2,637)	(1,320)
Interest expense, net	$13,976	$6,159	$6,669
Interest payments under the credit facilities were $16.7 million in fiscal 2026, $8.1 million in fiscal 2025 and $9.3 million in fiscal 2024. The weighted average interest rates on borrowings outstanding, inclusive of the impact of our interest rate swap as of February 28, 2026 and March 01, 2025 were 4.44% and 4.32%, respectively.

8.    Leases
We have operating leases for certain buildings and equipment used in our operations. We determine if an arrangement contains a lease at inception. Under ASU 2016-20, Leases, we have elected the package of practical expedients permitted under the transition guidance in adopting ASC 842, which, among other things, allowed us to carry forward our historical lease classification. Operating lease assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease expense is recognized on a straight-line basis over the lease term. Our leases have remaining lease terms of one to sixteen years, some of which include renewal options that can extend the lease for up to an additional ten years, at our sole discretion.
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
The components of lease expense were as follows:

(In thousands)	2026	2025
Operating lease cost	$17,067	$14,587
Short-term lease cost	1,268	688
Variable lease cost	5,955	3,984
Sublease income	(1,799)	(1,533)
Total lease cost	$22,491	$17,726
Other supplemental information related to leases are as follows:

(In thousands)	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$18,136	$16,467
Lease assets obtained in exchange for new operating lease liabilities	$3,940	$21,810
Weighted-average remaining lease term - operating leases	5.6	5.7
Weighted-average discount rate - operating leases	4.7%	4.5%
Future maturities of lease liabilities are as follows:

(In thousands)	2026
Fiscal 2027	$15,823
Fiscal 2028	13,191
Fiscal 2029	8,831
Fiscal 2030	6,027
Fiscal 2031	4,833
Thereafter	12,094
Total lease payments	60,799
Less: Amounts representing interest	6,695
Present value of lease liabilities	$54,104

9.    Employee Benefit Plans
401(k) Retirement Plan
We sponsor a single 401(k) retirement plan covering substantially all full-time, non-union employees, as well as union employees at two of our manufacturing facilities. Under the plan, employees are allowed to contribute up to 60% of eligible earnings to the plan, up to statutory limits. The Company matches 100% of the first two percent contributed and 50% of the next four percent contributed on eligible compensation that non-union employees contribute. We contribute to the union plans based on the contractual terms. In total, our matching contributions were $8.8 million in fiscal 2026, $9.1 million in fiscal 2025 and $9.6 million in fiscal 2024.
Deferred Compensation Plan
We maintain a plan that allows participants to defer compensation. The deferred compensation liability was $8.3 million and $5.6 million at February 28, 2026 and March 1, 2025, respectively. We have investments in corporate-owned life insurance policies (COLI) of $10.3 million and money market funds (classified as cash equivalents) of $0.3 million with the intention of utilizing them as long-term funding sources for this plan. The COLI assets are recorded at net cash surrender values and are included in other non-current assets on the Consolidated Balance Sheets.
Plans under Collective Bargaining Agreements
We contribute to a number of multi-employer union retirement plans, which provide retirement benefits to the majority of our union-represented employees; none of the plans are considered significant. However, the risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:
•Assets contributed to these plans by one employer may be used to provide benefits to employees of other participating employers
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers
•If we choose to stop participating in some of these plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability
Under the Pension Protection Act, multi-employer pension plans are categorized into zones (green, yellow, red, and deep red). Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The most recent Pension Protection Act zone status available for fiscals 2026 and 2025 relates to the plan years ending December 31, 2025 and December 31, 2024, respectively.

Our participation in these plans is outlined in the following table.

		Pension Protection Act Zone Status		Contributions (In thousands)
Pension Fund	EIN/Pension Plan Number	2026	2025	2026	2025	2024	FIP/RP Status Pending/Implemented(2)	Minimum Contribution	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement(1)
Iron Workers Local Union No. 5 and Iron Workers Employers Association Employees Pension Trust Fund	521075473	Green	Green	$1,034	$722	$1,015	No	No	No	5/31/2029
International Painters and Allied Trades Industry Pension Fund	526073909	Red	Red	—	730	971	Implemented	No	No	Various
Ironworkers Local 580 Pension Fund	136178514	Green	Green	1,099	2,121	883	Implemented	No	Yes	6/30/2023
Western Glaziers Retirement Plan (Washington)	916123685	Green	Green	304	365	423	No	No	No	6/30/2022
Iron Workers Mid-America Pension Fund	366488227	Green	Green	96	320	237	No	No	No	5/31/2027
Other funds				1,220	814	1,077
Total contributions				$3,753	$5,072	$4,606

(1)	Plans include contributions required by collective bargaining agreements which have expired, but contain provisions automatically renewing their terms in the absence of a subsequent negotiated agreement.
(2)	FIP is defined as Funding Improvement Plan; RP is defined as Rehabilitation Plan
The Company was listed in the plans' Form 5500s as providing more than 5% of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions To Plan Exceeded More Than 5 Percent Of Total Contributions
Iron Workers Local Union No. 5 and Iron Workers Employers Association Employees Pension Trust Fund	2026, 2025 and 2024
Western Glaziers Retirement Fund (Oregon and Southwest Washington)	2026 and 2025
Ironworkers Local 580 Pension Fund	2026
Amounts contributed in fiscal 2026, 2025, and 2024 to defined contribution multi-employer plans were $2.8 million, $3.6 million and $2.2 million, respectively.
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

(In thousands)	February 28, 2026	March 1, 2025
Change in projected benefit obligation
Benefit obligation beginning of period	$8,592	$8,897
Interest cost	417	437
Actuarial loss (gain)	108	39
Benefits paid	(769)	(781)
Benefit obligation at measurement date	8,348	8,592
Change in plan assets
Fair value of plan assets beginning of period	$3,582	$3,793
Actual return on plan assets	122	124
Company contributions	516	446
Benefits paid	(769)	(781)
Fair value of plan assets at measurement date	3,451	3,582
Underfunded status	$(4,897)	$(5,010)
The funded status was recognized on the Consolidated Balance Sheets as follows:

(In thousands)	February 28, 2026	March 1, 2025
Other non-current assets	$73	$76
Current liabilities	(446)	(446)
Other non-current liabilities	(4,524)	(4,640)
Total	$(4,897)	$(5,010)
The following was included in accumulated other comprehensive loss and has not yet been recognized as a component of net periodic benefit cost:

(In thousands)	2026	2025
Net actuarial loss	$2,700	$2,748
Components of the defined-benefit pension plans' net periodic benefit cost:

(In thousands)	2026	2025	2024
Interest cost	$417	$437	$497
Expected return on assets	(94)	(115)	(120)
Amortization of unrecognized net loss	62	66	62
Net periodic benefit cost	$385	$388	$439
Total net periodic pension benefit cost is expected to be approximately $0.4 million in fiscal 2027. The estimated net actuarial gain for the defined-benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost for fiscal 2027 is $0.1 million, net of tax expense.

Additional Information
Assumptions

Benefit Obligation Weighted-Average Assumptions	2026	2025	2024
Discount rate	5.00%	5.10%	5.15%

Net Periodic Benefit Expense Weighted-Average Assumptions	2026	2025	2024
Discount rate	5.10%	5.15%	5.10%
Expected long-term rate of return on assets	4.60%	4.60%	4.50%
Discount rate. The discount rate reflects the current rate at which the defined-benefit plans' pension liabilities could be effectively settled at the end of the year based on the measurement date. The discount rate was determined by matching the expected benefit payments to payments from the Principal Discount Yield Curve.
Expected return on assets. The expected long-term rate of return on assets is based on historical long-term rates of return achieved by the plan investments, the plan's investment strategy, and current and projected market conditions. The assets of the Tubelite Plan are invested in various duration fixed income funds. The investments are carried at fair value based on prices from recent trades of similar securities, which would be classified as Level 2 in the fair value hierarchy presented in Note 4. We do not maintain assets intended for the future use of the SERP.
Contributions
Company contributions to the plans for fiscal 2026 were $0.5 million and fiscal 2025 were $0.4 million, which equaled or exceeded the minimum funding requirements.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, are expected to be paid by the plans:

(In thousands)	2027	2028	2029	2030	2031	2032-2036
Estimated future benefit payments	$826	$774	$762	$748	$724	$3,309
10.    Commitments and Contingent Liabilities
Bond commitments
In the ordinary course of business, predominantly in the Architectural Services Segments, we are required to provide surety or performance bonds that commit payments to our customers for any non-performance against our contracts. At February 28, 2026, $1.3 billion of these types of bonds were outstanding, of which $267.5 million is in our backlog. These bonds have expiration dates that align with completion of these contracts. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.
Warranty and project-related contingencies
We reserve estimated exposures on known claims, as well as on a portion of anticipated claims, for product warranty and rework costs, based on historical product liability claims as a ratio of sales. Claim costs are deducted from the accrual when paid. Factors that could have an impact on the warranty accrual in any given period include changes in manufacturing quality, changes in product mix, and any significant changes in sales volume.

(In thousands)	2026	2025
Balance at beginning of period	$18,461	$21,362
Additional provision	3,993	7,336
Claims paid	(9,551)	(10,237)
Balance at end of period	$12,903	$18,461
Additionally, we are subject to project management and installation-related contingencies as a result of our fixed-price material supply and installation service contracts, primarily in our Architectural Services Segment and certain parts of our Architectural Metals Segment. We manage the risk of these exposures through contract negotiations, proactive project management and insurance coverages.
Letters of credit
At February 28, 2026, we had $2.6 million of ongoing letters of credit as discussed in Note 7.

Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $15.1 million as of February 28, 2026.
New Markets Tax Credit (NMTC) transactions
During fiscal 2026, we settled our final two NMTC transactions, which resulted in recognizing benefits of $6.7 million in other (income) expense, net.
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
In December 2022, the claimant in an arbitration of one such claim was awarded $20 million by an arbitration panel. The claimant then sought to confirm this award in Los Angeles Superior Court in March 2023. In response, the Company moved to vacate the award. Later in March 2023, the Superior Court confirmed the award, which the Company appealed in June 2023. The appeal was argued before the California Court of Appeals, Second Appellate District, Division Seven, on March 7, 2025. The California Court of Appeals confirmed the judgment of the Superior Court on March 25, 2025. The Company paid the final arbitration award, including accrued post-judgment interest, in the amount of $24.7 million, on April 7, 2025. As a result of the judgment, in the fourth quarter of fiscal 2025, we recorded expense of $9.4 million, which represented the impact of the award amount net of existing reserves and estimated insurance proceeds of $11.0 million.
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
11.    Supplier Finance Program Obligations
The Company has a supplier financing arrangement that enables select suppliers, at their sole discretion, to sell our receivables (i.e., our payment obligations to the suppliers) on a non-recourse basis in order to be paid earlier than our payment terms provide. These suppliers’ voluntary inclusion of invoices in the supplier financing arrangement has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in the supplier’s decision to participate in the supplier financing program, and we do not provide any guarantees in connection with it. The balances owed are reflected in accounts payable on the Consolidated Balance Sheets and are reflected in net cash provided by operating activities in our Consolidated Statements of Cash Flows when settled.
The following table summarizes the obligation activity for the years ended February 28, 2026 and March 1, 2025 and outstanding balance as of February 28, 2026 and March 1, 2025 that we have confirmed as valid to the administrators of our program:

(In thousands)	2026	2025
Balance at beginning of period	$6,846	$6,527
Obligations added to the program	51,511	47,226
Obligations settled	(50,500)	(46,907)
Balance at end of period	$7,857	$6,846

12.    Shareholders' Equity
We paid dividends totaling $22.2 million ($1.05 per share) in fiscal 2026, $21.7 million ($1.01 per share) in fiscal 2025 and $21.1 million ($0.97 per share) in fiscal 2024.
Share Repurchases
During fiscal 2004, the Board of Directors authorized a share repurchase program, with subsequent increases in authorization. We repurchased 388,582 shares under the program during fiscal 2026, for a total cost of $15.0 million. We repurchased 786,690 shares under the program, for a total cost of $45.4 million, in fiscal 2025, and repurchased 279,916 shares under the program, for a total cost of $11.8 million, in fiscal 2024. We have repurchased a total of 12,451,789 shares, at a total cost of $453.5 million, since the inception of this program. We have remaining authority to repurchase 1,798,211 shares under this program, which has no expiration date. We may elect to repurchase additional shares of common stock under our authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing.
In addition to the shares repurchased under this repurchase plan, during fiscal 2026, 2025 and 2024, the Company also withheld $1.9 million, $6.1 million and $2.5 million, respectively, of Company stock from employees in order to satisfy stock-for-stock option exercises or tax obligations related to stock-based compensation, pursuant to terms of Board and shareholder-approved compensation plans.
Accumulated Other Comprehensive Loss
The following summarizes the accumulated other comprehensive loss, net of tax, at February 28, 2026 and March 1, 2025:

(In thousands)	2026	2025
Net unrealized loss on marketable securities	$(57)	$(149)
Net unrealized gain on derivative instruments	121	—
Pension liability adjustments	(1,996)	(2,106)
Foreign currency translation adjustments	(28,870)	(33,037)
Total accumulated other comprehensive loss	$(30,802)	$(35,292)
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
On October 31, 2025, the Company announced the departure of its Chief Executive Officer. In connection with a separation agreement, the Board of Directors approved the accelerated vesting of certain outstanding unvested restricted stock awards and performance share unit awards previously granted. As a result of this modification, the Company recognized incremental stock-based compensation expense of $2.1 million during the third quarter of fiscal 2026, representing the fair value of the awards that would have otherwise vested over the remaining service periods. This amount is included in SG&A expenses on the Consolidated Results of Operations.
We recorded share-based compensation expense, in which we account for any forfeitures as they occur, as follows:

(In thousands)	2026	2025	2024
Restricted stock awards and restricted stock units	$8,546	$8,040	$6,753
Performance share units	(300)	2,685	2,714
Stock options	—	—	254
Share-based compensation expense	$8,246	$10,725	$9,721
At February 28, 2026, there was $12.2 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 1.7 years. The total fair value of shares vested during fiscal 2026 was $12.8 million.

The table below sets forth the number of stock-based compensation awards granted during the twelve months ended February 28, 2026, along with the weighted average grant date fair value:

Awards	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock awards and restricted stock units (1)	359,490	$39.91
Performance share units (2)	53,542	45.44

(1)	Represent service condition awards which generally vest over a two- or three-year period.
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

Service Condition Awards
Nonvested share awards and units generally vest over a two, three or four-year period. The following table summarizes nonvested restricted stock awards and restricted stock units activity for fiscal 2026:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Awards outstanding at March 1, 2025	348,219	$48.53
Granted	359,490	39.91
Vested	(197,250)	46.90
Forfeited and cancelled	(80,222)	52.13
Awards outstanding at February 28, 2026	430,237	$41.44
Performance Condition Awards
In fiscal 2022, the Compensation Committee of the Board of Directors implemented an executive compensation program for certain key employees. In each of the first quarters of fiscal 2026, fiscal 2025 and fiscal 2024, we issued performance shares in the form of nonvested share unit awards, which give the recipient the right to receive shares earned at the end of the respective three-fiscal-year performance period. The number of share units issued at grant is equal to the target number of performance shares and allows for the right to receive a variable number of shares, ranging from 0% to 200% of target, dependent on achieving defined performance goals and being employed at the end of the performance period.
The following table summarizes nonvested performance share units granted and outstanding for which plans are at 0% to 200% of target:

	Number of Shares and Units at Target	Weighted Average Grant Date Fair Value
Awards outstanding at March 1, 2025	101,120	$51.13
Granted (1)	81,466	45.50
Vested (1)	(72,715)	47.48
Forfeited and cancelled	(71,327)	51.21
Awards outstanding at February 28, 2026	38,544	$48.07

(1)	Includes 27,924 shares for performance goals component of the fiscal 2023-2025 performance period.
Stock Options
There were no outstanding options after fiscal 2024 and the aggregate intrinsic value of securities exercised (the amount by which the stock price on the date of exercise exceeded the stock price of the award on the date of grant) was $1.8 million.

14.    Income Taxes
Earnings before income taxes consisted of the following:

(In thousands)	2026	2025	2024
United States	$83,038	$111,029	$133,185
International	(5,582)	1,545	(3,932)
Earnings before income taxes	$77,456	$112,574	$129,253
The components of income tax expense (benefit) for each of the last three fiscal years are as follows:

(In thousands)	2026	2025	2024
Current
Federal	$5,966	$19,979	$32,900
State and local	752	3,546	6,172
International	1,550	(586)	286
Total current	8,268	22,939	39,358
Deferred
Federal	13,611	3,190	(8,361)
State and local	3,224	691	(1,387)
International	(1,352)	(45)	—
Total deferred	15,483	3,836	(9,748)
Total non-current tax expense	(426)	747	30
Total income tax expense	$23,325	$27,522	$29,640
Income tax payments, net of refunds, were $4.1 million, $29.6 million and $33.0 million in fiscal 2026, 2025 and 2024, respectively.

2026
Federal	$2,000
State and local
New York	352
Texas	349
New York City	279
Other state and local	848
International
Brazil	318
Other international	—
Total	$4,146

In accordance with our prospective adoption of ASU 2023-09, the following presents a reconciliation of the U.S. federal statutory income tax rate to Apogee's worldwide effective income tax rate for fiscal year ended February 28, 2026:

	2026
(In thousands)	Amount	Percent
Federal statutory income tax rate	$16,266	21.0%
State and local income taxes, net of federal tax benefit (1)	3,005	3.9
Foreign tax effects (Canada):
Cancellation of debt income	1,135	1.5
Other	235	0.3
Effect of cross border tax laws	(598)	(0.8)
Tax credits	(427)	(0.6)
Changes in valuation allowance	350	0.5
Nontaxable or non-deductible items	885	1.1
Changes in unrecognized tax benefits	(427)	(0.6)
Other adjustments:
Return to provision	2,140	2.8
Other	761	1.0
Consolidated effective tax rate	$23,325	30.1%

(1)	State and local taxes in Illinois, New York, and New York City made up the majority (greater than 50 percent) of the tax effect in this category.
For the fiscal years ended March 1, 2025, and March 2, 2024, a reconciliation of the federal statutory income tax rate to Apogee's worldwide effective income tax rate is provided below:

	2025	2024
Federal statutory income tax rate	21.0%	21.0%
State and local income taxes, net of federal tax benefit	2.9	2.4
Foreign tax rate differential	(0.8)	(0.2)
Valuation allowance	(0.3)	1.0
Deduction for foreign derived intangible income	(0.4)	(0.3)
Research & development tax credit	(1.5)	(1.3)
§162(m) Executive Compensation Limitation	3.4	0.8
Tax benefit of share based awards	(1.0)	(0.6)
Other, net	1.1	0.1
Consolidated effective income tax rate	24.4%	22.9%
The consolidated effective tax rate for fiscal 2026 increased 5.7 percentage points from fiscal 2025, primarily due to an increase in tax expense on discrete items in fiscal 2026. The consolidated effective tax rate for fiscal 2025 increased 1.5 percentage points from fiscal 2024, primarily due to an increase in taxes for nondeductible executive compensation. On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the United States, introducing a wide array of tax reform measures. These include extensions and modifications to certain provisions originally enacted under the Tax Cuts and Jobs Act. OBBBA did not have a material effect on the Company’s effective tax rate for fiscal year 2026.
Deferred tax assets and deferred tax liabilities at February 28, 2026 and March 1, 2025 were:

(In thousands)	2026	2025
Deferred tax assets
Accrued expenses	$4,316	$3,743
Deferred compensation	5,629	9,794
Section 174 capitalized costs	—	15,675
Operating lease liabilities	11,356	14,898
Net operating losses and tax credits	6,470	11,679
Other	12,712	10,443

(In thousands)	2026	2025
Total deferred tax assets	40,483	66,232
Less: valuation allowance	(9,115)	(9,582)
Deferred tax assets, net of valuation allowance	31,368	56,650
Deferred tax liabilities
Depreciation	25,033	22,401
Operating lease, right-of-use assets	10,289	13,605
Other	10,487	13,405
Total deferred tax liabilities	45,809	49,411
Net deferred tax (liabilities) assets	$(14,441)	$7,239
The Company has state and foreign net operating loss carryforwards with a tax effect of $6.4 million. A valuation allowance of $3.6 million has been established for these net operating loss carryforwards due to the uncertainty of the use of the tax benefits in future periods.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing Deferred Tax Assets (DTAs). This has resulted in valuation allowances being recorded against DTAs in prior years in Brazil, Canada and various states.
The Company files income tax returns in the U.S. (federal and certain states), Canada, Brazil and other international jurisdictions and is generally subject to limited audit activity. The Internal Revenue Service is in the process of conducting a U.S. federal examination for fiscal year 2023.
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
If we were to prevail on all unrecognized tax benefits recorded, $3.4 million, $3.8 million and $3.3 million for fiscal 2026, 2025 and 2024, respectively, would benefit the effective tax rate. Also included in the balance of unrecognized tax benefits for fiscal 2026, 2025 and 2024 are $0.7 million, $2.2 million, and $1.8 million, respectively, of tax benefits that, if recognized, would result in decreases to deferred taxes.
Penalties and interest related to unrecognized tax benefits are recorded in income tax expense. For fiscal 2026, 2025 and 2024, we accrued penalties and interest related to unrecognized tax benefits of $0.8 million, $1.0 million, and $0.6 million, respectively.
The following table provides a reconciliation of the total amounts of gross unrecognized tax benefits:

(In thousands)	2026	2025	2024
Gross unrecognized tax benefits at beginning of year	$5,967	$5,053	$5,312
Gross increases in tax positions for prior years	4	347	91
Gross decreases in tax positions for prior years	(260)	(11)	(65)
Gross increases based on tax positions related to the current year	212	886	579
Settlements	—	—	(354)
Statute of limitations expiration	(1,844)	(308)	(510)
Gross unrecognized tax benefits at end of year	$4,079	$5,967	$5,053

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

(In thousands)	2026	2025	2024
Basic earnings per share - weighted average common shares outstanding	21,295	21,726	21,871
Weighted average effect of nonvested share grants and assumed exercise of stock options	222	165	220
Diluted earnings per share - weighted average common shares and potential common shares outstanding	21,517	21,891	22,091
Stock awards excluded from the calculation of earnings per share because the award price was greater than the average market price of the common shares	177	23	31
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
The Company’s CEO is the chief operating decision maker (CODM). The CODM utilizes segment net sales and adjusted EBITDA to assess segment performance and make decisions about the allocation of operating and capital resources by analyzing recent results, trends, and variances of each segment in relation to forecasts and historical performance.
Net sales, adjusted cost of sales, adjusted SG&A, adjusted other income (expense), depreciation and amortization and the resulting adjusted EBITDA for each of the Company’s four reportable segments are presented below. Segment net sales is defined as net sales of the segment including sales related to intersegment transactions. We present intersegment net sales eliminations separately to exclude these sales from our consolidated total. Segment adjusted EBITDA includes intersegment sales transactions and excludes certain corporate costs that are not allocated at a segment level. We report these unallocated corporate costs in Corporate and Other.

(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Total
52-Weeks Ended February 28, 2026
Net sales to external customers	$503,750	$439,232	$263,785	$197,966	$1,404,733
Intersegment net sales	278	—	19,874	—	20,152
Total segment net sales	504,028	439,232	283,659	197,966	1,424,885
Adjusted cost of sales (1)	(371,416)	(370,329)	(208,876)	(134,066)	(1,084,687)
Adjusted SG&A (2)	(93,316)	(41,640)	(42,435)	(37,410)	(214,801)
Adjusted other expense, net (3)	—	—	(91)	—	(91)
Adjusted depreciation and amortization	14,813	3,593	13,442	15,153	47,001
Adjusted EBITDA	$54,109	$30,856	$45,699	$41,643	$172,307

52-Weeks Ended March 1, 2025
Net sales to external customers	$524,617	$419,861	$294,385	$122,131	$1,360,994
Intersegment net sales	92	—	27,812	—	27,904
Total segment net sales	524,709	419,861	322,197	122,131	1,388,898
Adjusted cost of sales (1)	(373,902)	(344,702)	(220,636)	(76,487)	(1,015,727)
Adjusted SG&A (2)	(96,687)	(45,604)	(42,287)	(21,504)	(206,082)
Adjusted other income, net (3)	—	—	115	—	115
Adjusted depreciation and amortization	16,471	3,978	12,274	6,746	39,469
Adjusted EBITDA	$70,591	$33,533	$71,663	$30,886	$206,673

53-Weeks Ended March 2, 2024
Net sales to external customers	$598,249	$377,442	$342,028	$99,223	$1,416,942
Intersegment net sales	3,487	980	36,421	—	40,888
Total segment net sales	601,736	378,422	378,449	99,223	1,457,830
Adjusted cost of sales (1)	(425,424)	(323,761)	(267,469)	(60,636)	(1,077,290)
Adjusted SG&A (2)	(105,509)	(40,295)	(42,934)	(14,354)	(203,092)
Adjusted other income (expense), net (3)	—	—	(2,263)	—	(2,263)
Adjusted depreciation and amortization	19,226	4,010	11,955	3,040	38,231
Adjusted EBITDA	$90,029	$18,376	$77,738	$27,273	$213,416

(1)
Adjusted cost of sales excludes $15.0 million of adjustments related to acquisition and restructuring expense for the year ended February 28, 2026, $4.2 million of adjustments related to acquisition and restructuring expense for the year ended March 1, 2025, and $5.5 million of adjustments related to restructuring expense for the year ended March 2, 2024. See the reconciliation presented below for further detail.

(2)
Adjusted SG&A expenses excludes $8.8 million of adjustments related to acquisition and restructuring for the year ended February 28, 2026, $3.8 million of adjustments related to acquisition, restructuring and impairment expense for the year ended March 1, 2025, and $3.0 million of adjustments related to restructuring expense for the year ended March 2, 2024. See the reconciliation presented below for further detail.

(3)	Adjusted Other (income) expense, net excludes $6.7 million and $4.7 million of NMTC benefit recorded for the years ended February 28, 2026, and March 2, 2024, respectively.

The following table presents the reconciliation of adjusted EBITDA to net earnings, the nearest measurement under U.S. GAAP:

(In thousands)	February 28, 2026	March 1, 2025	March 2, 2024
Segment adjusted EBITDA	$172,307	$206,674	$213,416
Corporate and Other expenses	(13,827)	(27,635)	(32,097)
Segment acquisition-related costs (1)	(1,831)	(4,529)	—
Segment restructuring costs (2)	(21,959)	(3,535)	(8,496)
Impairment	—	(7,634)	—
Depreciation and amortization	(49,998)	(44,608)	(41,588)
Other income, net (3)	6,740	—	4,687
Interest expense, net	(13,976)	(6,159)	(6,669)
Income tax expense	(23,325)	(27,522)	(29,640)
Net earnings	$54,131	$85,052	$99,613

(1)	Acquisition-related costs include one-time expenses incurred to integrate the UW Solutions acquisition.
(2)	Segment restructuring costs related to Project Fortify. Included in the years ended February 28, 2026, and March 2, 2024 are non-cash amounts related to impairment of intangible assets. See Note 1 for additional information.
(3)	Other income, net includes $6.7 million and $4.7 million of NMTC benefit recorded for the years ended February 28, 2026, and March 2, 2024, respectively.
The following table presents the capital expenditures, depreciation and amortization and identifiable assets by reportable segments and the reconciliation to amounts reported for GAAP:

(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Total
Fiscal 2026
Capital expenditures	$6,710	$2,594	$7,016	$7,960	$3,028	$27,308
Depreciation and amortization	14,813	3,593	13,442	15,153	2,997	49,998
Identifiable assets	325,562	178,938	202,087	337,076	78,682	1,122,345

Fiscal 2025
Capital expenditures	$3,333	$7,522	$13,782	$9,479	$1,477	$35,593
Depreciation and amortization	16,471	3,978	12,274	9,085	2,800	44,608
Identifiable assets	343,553	179,311	213,067	345,034	94,304	1,175,269

Fiscal 2024
Capital expenditures	$4,733	$3,166	$12,142	$16,896	$6,243	$43,180
Depreciation and amortization	19,226	4,011	11,955	3,040	3,356	41,588
Identifiable assets	363,512	131,651	208,651	83,731	96,519	884,064
The following tables present net sales, based on the location in which the sale originated, and long-lived assets, representing property, plant and equipment, net of related depreciation, by geographic region.

(In thousands)	February 28, 2026	March 1, 2025	March 2, 2024
Net Sales
United States	$1,337,409	$1,258,887	$1,295,436
Canada	51,301	85,417	101,055
Brazil	16,023	16,690	20,451
Total	$1,404,733	$1,360,994	$1,416,942

(In thousands)	February 28, 2026	March 1, 2025	March 2, 2024
Long-Lived Assets
United States	$252,659	$261,457	$235,398
Canada	748	4,984	6,345
Brazil	1,625	1,698	2,473
Total	$255,032	$268,139	$244,216
Our export net sales from U.S. operations were $51.0 million, $54.1 million and $47.6 million in fiscal 2026, 2025 and 2024, respectively, representing approximately 4%, 4% and 3% of consolidated net sales in each of these fiscal years, respectively. Due to the varying combinations and integration of individual window, storefront and curtainwall systems, it is impractical to report product revenues generated by class of product beyond the segment revenues currently reported.
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
The total purchase consideration was $232.2 million in cash, net of a favorable net working capital adjustment of $0.9 million and cash acquired of $8.7 million. The acquisition was funded with cash on hand and borrowings under our existing credit agreement. During fiscal 2025, we incurred pre-tax acquisition-related expenses of $10.3 million associated with the UW Solutions acquisition. We incurred $1.5 million for inventory step-up expense and $0.2 million of transaction costs, which were included in costs of sales, as well as $4.2 million of transaction costs, $2.1 million of integration costs, and $2.3 million of amortization of acquired backlog, which were included in SG&A within our consolidated results of operations. During fiscal 2026, we incurred total pre-tax acquisition-related expenses of $2.1 million associated with the acquisition, of which $0.4 million and $1.7 million are included in cost of sales and SG&A, respectively, within our Consolidated Results of Operations.
We accounted for the acquisition as a purchase of a business and recorded the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed as goodwill of $107.8 million. The goodwill recognized is attributable primarily to expected synergies by integrating UW Solutions into our Performance Surfaces Segment and by creating a scalable growth platform in the specialty coatings and materials market. The goodwill is expected to be amortized and deductible for income tax purposes. We have determined the appropriate fair values of the acquired intangible assets and completed our analysis of the economic lives of the assets acquired. We assigned $21.0 million to a tradename asset and are amortizing it over a 15-year expected life. We assigned $2.3 million to a contract backlog asset and amortized it over a life of 4 months. We assigned $47.4 million to a customer relationship asset and are amortizing a portion over a 10-year expected life and the remainder over a 15-year expected life, based on historical customer attrition rates. We assigned $7.8 million to a developed technology asset and are amortizing over a 7.5-year expected life.

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
The impact of the acquisition of UW Solutions on our consolidated results of operations for fiscal 2026 was $100.4 million of net sales and $3.7 million of net loss, respectively. The impact of the acquisition of UW Solutions on our consolidated results of operations for fiscal 2025 was $32.0 million of net sales and $7.4 million of net loss, respectively.
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
Additionally, the Company implemented actions to optimize processes and streamline resources in its Architectural Services Segment and Corporate and Other. The Company completed Project Fortify during the fourth quarter of fiscal 2025 and incurred a total of $16.7 million of restructuring charges, of which $4.3 million was recognized in fiscal 2025 and $12.4 million in fiscal 2024. The fiscal 2025 charges consisted of $2.5 million recorded in cost of sales and $1.8 million recorded within SG&A, while the fiscal 2024 charges consisted of $5.5 million recorded in cost of sales and $6.9 million recorded within SG&A.
On April 23, 2025, we announced a second phase of Project Fortify to drive further cost efficiencies, primarily in the Architectural Metals and Architectural Services Segments. Phase 2 focused on further optimizing our operating footprint and aligning resources to enable a more effective operating model.
During fiscal 2026, we incurred $27.4 million of pre-tax costs associated with Phase 2, of which $14.6 million is included in cost of sales and $12.8 million is included within SG&A. Restructuring expenses for fiscal 2026 and fiscal 2024 include non‑cash impairment charges described in Note 1.

(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Corporate & Other	Total
February 28, 2026
Termination benefits	$3,617	$5,779	$—	$1,365	$10,761
Contract termination costs	2,042	3,782	—	—	5,824
Other restructuring charges	913	5,825	—	4,120	10,858
Total restructuring charges	$6,572	$15,386	$—	$5,485	$27,443
March 1, 2025
Termination benefits	928	(640)	—	788	1,076
Contract termination costs	—	—	—	—	—
Other restructuring charges	3,096	151	—	—	3,247
Total restructuring charges	$4,024	$(489)	$—	$788	$4,323
March 2, 2024
Termination benefits	3,348	2,475	—	56	5,879
Contract termination costs	$1,568	$49	$—	$—	$1,617
Other restructuring charges	$1,054	$2	$—	$3,851	$4,907
Total restructuring charges	$5,970	$2,526	$—	$3,907	$12,403
The following table summarizes our restructuring related accrual balances included within accrued payroll and related benefits and other current liabilities on the Consolidated Balance Sheets. All remaining accrual balances are expected to be paid within fiscal 2027.

(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Corporate and Other	Total
Balance at March 2, 2024	$2,814	$2,067	$—	$56	$4,937
Restructuring expense	1,931	(812)	—	778	1,897
Payments	(4,256)	(605)	—	(323)	(5,184)
Other adjustments	797	—	—	—	797
Balance at March 1, 2025	$1,286	$650	$—	$511	$2,447
Restructuring expense	4,920	5,111	—	1,369	11,400
Payments	(2,686)	(3,450)	—	(798)	(6,934)
Other adjustments	61	—	—	—	61
Balance at February 28, 2026	$3,581	$2,311	$—	$1,082	$6,974
The amounts presented in the table above do not include items charged directly to expense as incurred, as those items are not reflected in accrued payroll and related benefits and other current liabilities on the Consolidated Balance Sheets.

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
ITEM 9B. OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended February 28, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408(c) of Regulation S-K.
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
The other information required by this item, other than the information set forth in Part I above under the heading “Information About Our Executive Officers,” is set forth under the headings “Proposal 1: Election of Directors,” “Frequently Asked Questions - How Can I Recommend or Nominate a Director Candidate?”, “Corporate Governance - Board Meetings and 2026 Annual Meeting of Shareholders,” and “Corporate Governance - Board Committee Responsibilities, Meetings and Membership” in the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on June 24, 2026, which will be filed with the Securities and Exchange Commission within 120 days after our fiscal year-end (our 2026 Proxy Statement). This information is incorporated herein by reference.
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
ITEM 11.EXECUTIVE AND DIRECTOR COMPENSATION
The information required by this item is set forth under the headings “Executive Compensation,” "CEO Pay Ratio Disclosure" and “Non-Employee Director Compensation" in our 2026 Proxy Statement. This information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes, with respect to our equity compensation plans, the number of shares of our common stock to be issued upon exercise of outstanding options, warrants and other rights to acquire shares, the weighted-average exercise price of these outstanding options, warrants and rights, and the number of shares remaining available for future issuance under our equity compensation plans as of February 28, 2026, the last day of fiscal 2026.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	230,273	(1) (2)	N/A	(3)	534,566	(4)
Equity compensation plans not approved by security holders	None		None		None
Total	230,273		N/A		534,566

(1)
Includes 75,783 shares underlying performance share unit awards granted under our 2019 Stock Incentive Plan, assuming maximum performance; 133,967 restricted stock unit awards granted under our 2019 Stock Incentive Plan, 2009 Non-Employee Director Stock Plan, and 2019 Non-Employee Director Stock Plan, and 20,523 phantom shares under our Deferred Compensation Plan for Non-Employee Directors. Dividends accrue on the outstanding performance share units during the three-year performance periods but will be paid only on shares earned at the end of each performance cycle. Certain outstanding restricted stock units have dividend rights attached, but none of the restricted stock units are transferable.

(2)
At the beginning of fiscal years 2024, 2025 and 2026, performance share units were awarded to plan participants which will vest based on our Company’s performance over each three-year performance period. The performance share units represent the right to receive shares of our common stock at the end of each three-year performance period. Pursuant to SEC rules and the reporting requirements for this table, we have included in this column 75,783 shares underlying the outstanding performance share units at maximum performance, assuming our Company performed at the maximum level during the applicable performance periods. Only 38,544 shares underly the performance awards at target level performance.

(3)
In calculating the weighted-average exercise price of outstanding options, warrants and rights, we have not included in this column shares of restricted stock that are issued and outstanding, performance share units or restricted stock units.

(4)
Pursuant to SEC Rules and the reporting requirements for this table, of these shares, 3,822 are available for issuance under our Legacy Partnership Plan; 390,862 are available for grant under our 2019 Stock Incentive Plan; 125,142 are available for grant under our 2019 Non-Employee Director Stock Plan; and 14,740 are available for grant under our Deferred Compensation Plan for Non-Employee Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is set forth under the headings “Corporate Governance - Director Independence” and "Corporate Governance - Certain Relationships and Related Transactions" in our 2026 Proxy Statement. This information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is presented under the headings “Audit Committee Report" and "Fees Paid to Independent Registered Public Accounting Firm - Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in our 2026 Proxy Statement. This information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a)List of documents filed as a part of this report:
1.Financial Statements - The consolidated financial statements listed below are set forth in Item 8 of Part II of this report.
1.Consolidated Balance Sheets as of February 28, 2026 and March 1, 2025
2.Consolidated Results of Operations for the Years Ended February 28, 2026, March 1, 2025 and March 2, 2024
3.Consolidated Statements of Comprehensive Earnings for the Years Ended February 28, 2026, March 1, 2025 and March 2, 2024
4.Consolidated Statements of Cash Flows for the Years Ended February 28, 2026, March 1, 2025 and March 2, 2024
5.Consolidated Statements of Shareholders' Equity for the Years Ended February 28, 2026, March 1, 2025 and March 2, 2024
6.Notes to Consolidated Financial Statements
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

10.27*
Apogee Enterprises, Inc. 2019 Non-Employee Director Stock Plan, as Amended and Restated (2024). Incorporated by reference to Exhibit 4.5 to Apogee's Registration Statement on Form S-8 filed on June 20, 2024.

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
10.41
Separation Agreement dated October 30, 2025 between Apogee Enterprises, Inc. and Ty Silberhorn. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on November 5, 2025.

10.42	Offer Letter effective October 31, 2025 between Apogee Enterprises, Inc. and Don Nolan. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on November 5, 2025.
10.43	Offer Letter Agreement between Apogee Enterprises, Inc. and Mark Richard Augdahl. Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on January 22, 2026.
10.44	Form of Restricted Stock Agreement. Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on January 22, 2026.
10.45	Form of Deferred Stock Unit Agreement, under the Apogee Enterprises, Inc. 2019 Stock Incentive Plan, as amended and restated from time to time.
10.46	Form of Executive Restricted Stock/Performance Share Deferral Election Form, under the Apogee Enterprises, Inc. 2019 Stock Incentive Plan, as amended and restated from time to time.
10.47
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
101
The following materials from Apogee Enterprises, Inc.'s Annual Report on Form 10-K for the year ended February 28, 2026 are furnished herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of February 28, 2026 and March 1, 2025, (ii) the Consolidated Results of Operations for the three years ended February 28, 2026, March 1, 2025 and March 2, 2024, (iii) the Consolidated Statements of Comprehensive Earnings for the three years February 28, 2026, March 1, 2025 and March 2, 2024, (iv) the Consolidated Statements of Cash Flows for the three years ended February 28, 2026, March 1, 2025 and March 2, 2024, (v) the Consolidated Statements of Shareholders' Equity for the three years ended February 28, 2026, March 1, 2025 and March 2, 2024 and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2026.

APOGEE ENTERPRISES, INC.

/s/ Donald A. Nolan
Donald A. Nolan
Executive Chair, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 23, 2026.

Signature	Title	Signature	Title
/s/ Donald A. Nolan	Executive Chair and Chief Executive Officer	/s/ Mark R. Augdahl	Executive Vice President and Chief Financial Officer
Donald A. Nolan	(Principal Executive Officer)	Mark R. Augdahl	(Principal Financial and Accounting Officer)

/s/ Elizabeth M. Lilly		/s/ Christina M. Alvord
Elizabeth M. Lilly	Director	Christina M. Alvord	Director

/s/ Herbert K. Parker		/s/ Mark A. Pompa
Herbert K. Parker	Director	Mark A. Pompa	Lead Independent Director

/s/ Lloyd E. Johnson		/s/ Patricia K. Wagner
Lloyd E. Johnson	Director	Patricia K. Wagner	Director