Form 10-Q
period 2026-05-30
APOGEE ENTERPRISES, INC.
filed 2026-06-30
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of June 25, 2026, 20,868,294 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except stock data)	May 30, 2026	February 28, 2026
Assets
Current assets
Cash and cash equivalents	$26,434	$39,523
Receivables, net	192,204	198,516
Inventories, net	101,803	98,059
Contract assets	59,344	59,512
Other current assets	50,619	43,823
Total current assets	430,404	439,433
Property, plant and equipment, net	247,763	255,032
Operating lease right-of-use assets	45,633	48,736
Goodwill	236,647	236,744
Intangible assets, net	108,592	111,261
Other non-current assets	32,420	31,139
Total assets	$1,101,459	$1,122,345
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$86,166	$105,478
Accrued compensation and benefits	30,435	39,667
Contract liabilities	68,265	60,903
Operating lease liabilities	14,737	14,729
Other current liabilities	45,002	46,079
Total current liabilities	244,605	266,856
Long-term debt	237,411	232,279
Non-current operating lease liabilities	35,780	39,375
Non-current self-insurance reserves	26,439	24,914
Other non-current liabilities	45,205	47,127
Commitments and contingent liabilities (Note 6)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 21,062,901 and 21,220,350, respectively	7,021	7,073
Additional paid-in capital	159,043	159,085
Retained earnings	374,103	376,438
Accumulated other comprehensive loss	(28,148)	(30,802)
Total shareholders’ equity	512,019	511,794
Total liabilities and shareholders’ equity	$1,101,459	$1,122,345
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended
(In thousands, except per share data)	May 30, 2026	May 31, 2025
Net sales	$342,684	$346,622
Cost of sales	267,654	271,497
Gross profit	75,030	75,125
Selling, general and administrative expenses	56,191	68,194
Operating income	18,839	6,931
Interest expense, net	2,834	3,846
Other expense, net	73	682
Earnings before income taxes	15,932	2,403
Income tax expense	4,397	5,091
Net earnings (loss)	$11,535	$(2,688)
Basic earnings (loss) per share	$0.55	$(0.13)
Diluted earnings (loss) per share	$0.54	$(0.13)
Weighted average basic shares outstanding	21,045	21,338
Weighted average diluted shares outstanding	21,312	21,338

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended
(In thousands)	May 30, 2026	May 31, 2025
Net earnings (loss)	$11,535	$(2,688)
Other comprehensive earnings (loss):
Unrealized (loss) gain on marketable securities, net of $(29) and $10 of tax (benefit) expense, respectively	(108)	35
Unrealized gain (loss) on derivative instruments, net of $840 and $(32) of tax expense (benefit), respectively	2,462	(94)
Foreign currency translation adjustments	300	2,667
Other comprehensive earnings	2,654	2,608
Total comprehensive earnings (loss)	$14,189	$(80)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	May 30, 2026	May 31, 2025
Operating Activities
Net earnings (loss)	$11,535	$(2,688)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	12,579	12,436
Share-based compensation	2,309	2,300
Deferred income taxes	1,333	2,496
Impairment of long-lived assets	—	7,418
Non-cash lease expense	2,981	3,738
Other, net	(40)	1,622
Changes in operating assets and liabilities:
Receivables	6,339	(3,938)
Inventories	(3,699)	(11,255)
Contract assets	113	2,596
Accounts payable	(15,638)	1,103
Accrued compensation and benefits	(9,225)	(16,639)
Contract liabilities	7,312	8,104
Operating lease liability	(3,430)	(3,643)
Accrued income taxes	1,189	1,698
Other current assets and liabilities	(6,228)	(25,130)
Net cash provided by (used in) operating activities	7,430	(19,782)
Investing Activities
Capital expenditures	(6,289)	(7,167)
Purchases of marketable securities	(4,637)	—
Other, net	1,157	185
Net cash used in investing activities	(9,769)	(6,982)
Financing Activities
Proceeds from revolving credit facilities	33,000	59,000
Repayment on revolving credit facilities	(25,000)	(33,000)
Repayment of term loans	(2,867)	—
Repurchase of common stock	(9,654)	—
Dividends paid	(5,630)	(5,520)
Other, net	(995)	(2,835)
Net cash (used in) provided by financing activities	(11,146)	17,645
Effect of exchange rates on cash	396	502
Decrease in cash and cash equivalents	(13,089)	(8,617)
Cash and cash equivalents at beginning of period	39,523	41,448
Cash and cash equivalents at end of period	$26,434	$32,831
Non-cash Activity
Capital expenditures in accounts payable	$482	$922
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 28, 2026	21,220	$7,073	$159,085	$376,438	$(30,802)	$511,794
Net earnings	—	—	—	11,535	—	11,535
Other comprehensive income, net of tax	—	—	—	—	2,654	2,654
Issuance of stock, net of cancellations	123	41	(109)	—	—	(68)
Share-based compensation	—	—	2,309	—	—	2,309
Share repurchases	(259)	(86)	(2,069)	(7,499)	—	(9,654)
Other share retirements	(22)	(7)	(173)	(741)	—	(921)
Cash dividends, $0.27 per share	—	—	—	(5,630)	—	(5,630)
Balance at May 30, 2026	21,062	$7,021	$159,043	$374,103	$(28,148)	$512,019

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 1, 2025	21,418	$7,139	$156,075	$359,976	$(35,292)	$487,898
Net loss	—	—	—	(2,688)	—	(2,688)
Other comprehensive income, net of tax	—	—	—	—	2,608	2,608
Issuance of stock, net of cancellations	182	61	(61)	—	—	—
Share-based compensation	—	—	2,300	—	—	2,300
Other share retirements	(67)	(22)	(526)	(2,267)	—	(2,815)
Cash dividends, $0.26 per share	—	—	—	(5,520)	—	(5,520)
Balance at May 31, 2025	21,533	$7,178	$157,788	$349,501	$(32,684)	$481,783

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Summary of Significant Accounting Policies
Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (Apogee, we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 28, 2026. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein. The results of operations for the three month period ended May 30, 2026, are not necessarily indicative of the results to be expected for the full year.
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
2.Revenue, Receivables and Contract Assets and Liabilities
Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended
(In thousands)	May 30, 2026	May 31, 2025
Recognized at shipment	$157,806	$158,155
Recognized over time (input method)	124,199	119,224
Recognized over time (output method)	60,679	69,243
Total	$342,684	$346,622
Receivables
Receivables reflected in the financial statements represent the net amount expected to be collected. An allowance for credit losses is established based on expected losses. Expected losses are estimated by reviewing individual accounts, considering aging, financial condition of the debtor, recent payment history, current and forecasted economic conditions and other relevant factors. Upon billing, aging of receivables is monitored until collection. An account is considered current when it is within agreed upon payment terms. An account is written off when it is determined that the amount is no longer collectible.

(In thousands)	May 30, 2026	February 28, 2026
Trade accounts	$110,933	$111,679
Construction contracts	82,801	88,445
Total receivables	193,734	200,124
Less: allowance for credit losses	1,530	1,608
Receivables, net	$192,204	$198,516

The following table summarizes the activity in the allowance for credit losses for the three months ended May 30, 2026:

(In thousands)	May 30, 2026
Beginning balance	$1,608
Credits against costs and expenses	(19)
Deductions from allowance, net of recoveries	(59)
Ending balance	$1,530
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

(In thousands)	May 30, 2026	February 28, 2026
Contract assets	$59,344	$59,512
Contract liabilities	68,265	60,903
Other contract-related disclosures

	Three Months Ended
(In thousands)	May 30, 2026	May 31, 2025
Revenue recognized related to contract liabilities from prior year-end	$42,604	$6,830
Revenue recognized related to prior satisfaction of performance obligations	(759)	473
Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that time frame. The transaction price associated with performance obligations that were not yet satisfied as of May 30, 2026, will be recognized as revenue in the following estimated time periods:

(In thousands)	May 30, 2026
Within one year	$442,106
Between one and two years	257,429
Beyond two years	37,638
Total	$737,173
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
The net cumulative catch-up adjustments on our longer-term contracts for changes in estimates had the following effect on the respective periods shown:

(in thousands, except earnings per share data)	Three Months Ended
	May 30, 2026	May 31, 2025
Operating income	$(669)	$67
Earnings per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

3.Inventories

(In thousands)	May 30, 2026	February 28, 2026
Raw materials	$42,277	$43,441
Work-in-process	19,208	18,089
Finished goods	40,318	36,529
Total inventories, net	$101,803	$98,059
4.Financial Instruments
Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of fixed-maturity investments:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
May 30, 2026	$18,456	$3	$211	$18,248
February 28, 2026	14,989	23	94	14,918
Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using third-party agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, for the purpose of providing collateral for Prism's obligations under the reinsurance agreements.
The amortized cost and estimated fair values of these investments at May 30, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty. Investments that are due within one year are included in other current assets while those due after one year are included as other non-current assets. Gross realized gains and losses were insignificant for all periods presented.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$6,303	$6,244
Due after one year through five years	12,153	12,004
Total	$18,456	$18,248
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
We have entered into interest rate swaps with a total notional value of $125.0 million, with expiration dates throughout fiscal 2027, to hedge a portion of our exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility.
We have also entered into multiple aluminum commodity swap contracts with an aggregate notional value of $27.7 million to hedge a portion of our exposure to variability in cash flows associated with forecasted aluminum purchases. These swap contracts mature over the next twelve months, with final settlements occurring by March 2027.
The mark-to-market adjustments on these derivative instruments are recorded within our Consolidated Balance Sheets within other current assets or other current liabilities. Gains or losses associated with these instruments are recorded as a component within the Consolidated Statements of Comprehensive Earnings until which time the hedged transaction is settled and gains or losses are recorded in net earnings.
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
Financial assets and liabilities measured at fair value on a recurring basis were:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
May 30, 2026
Assets:
Money market funds	$21,550	$—	$21,550
Municipal bonds	—	18,248	18,248
Aluminum hedging contract	—	2,684	2,684
Liabilities:
Interest rate swap contracts	—	102	102

February 28, 2026
Assets:
Money market funds	$31,662	$—	$31,662
Municipal bonds	—	14,918	14,918
Aluminum hedging contract	—	401	401
Liabilities:
Interest rate swap contracts	—	701	701
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
5.Debt
We are party to a Credit Agreement (the Credit Agreement) with Bank of America, N.A., as administrative agent, and other lenders. The Credit Agreement provides for an unsecured senior credit facility in an aggregate principal amount of up to $700.0 million, in which commitments were made through a $450.0 million, five-year floating rate revolving credit facility and a committed $250.0 million delayed draw term loan facility. Borrowings under the revolving credit facility can be in Canadian dollars (CAD) limited to $25.0 million USD. The term loan facility may be utilized in up to two draw downs, which are available to be made within one year after the closing date. The senior credit facility has a term of five years with a maturity date of July 19, 2029.
The Credit Agreement contains two maintenance financial covenants that require our Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than 3.50 and our Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to exceed 3.00. At May 30, 2026, we were in compliance with all covenants as defined under the terms of the Credit Agreement.

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
Outstanding borrowings under the term loan facility and current floating rate revolving facility were $209.4 million and $28.0 million, respectively, as of May 30, 2026. At May 30, 2026, we had a total of $2.6 million of ongoing letters of credit related to the senior credit facility, construction contracts and insurance collateral that expire in fiscal 2027 and reduce borrowing capacity under the floating rate revolving credit facility to an amount of $419.4 million.
Interest payments under the credit facilities were $3.0 million and $4.5 million for the three months ended May 30, 2026 and May 31, 2025, respectively. The weighted average interest rates on borrowings outstanding, inclusive of the impact of our interest rate swaps as of May 30, 2026, and February 28, 2026, were 4.43% and 4.44%, respectively.

	Three Months Ended
(In thousands)	May 30, 2026	May 31, 2025
Interest on debt	$3,051	$4,483
Interest rate swap expense (gain)	85	(181)
Other interest expense	192	115
Interest income	(494)	(571)
Interest expense, net	$2,834	$3,846
The fair value of our senior credit facility approximated carrying value at May 30, 2026, and would be classified as Level 2 within the fair value hierarchy described in Note 4, due to the variable interest rates on these instruments.
6.Commitments and Contingent Liabilities
Bond commitments
In the ordinary course of business, predominantly in our Architectural Services Segment, we are required to provide surety or performance bonds that commit payments to our customers for non-performance against our contracts. At May 30, 2026, $1.1 billion of these types of bonds were outstanding, of which $239.8 million is in our backlog. These bonds have expiration dates that align with the completion of these contracts. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.
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

Three Months Ended
(In thousands)	May 30, 2026
Beginning balance	$12,903
Additional provision	1,399
Claims paid	(1,391)
Ending balance	$12,911
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
Letters of credit
At May 30, 2026, we had $2.6 million of ongoing letters of credit as discussed in Note 5.
Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $14.9 million as of May 30, 2026.

Litigation
The Company is a party to various legal proceedings incidental to its normal operating activities. In particular, like others in the construction supply and services industry, the Company is routinely involved in various disputes and claims arising out of construction projects, sometimes involving significant monetary damages or product replacement. We have in the past and are currently subject to product liability and warranty claims, including certain legal claims related to a commercial sealant product formerly incorporated into our products. One such claim was resolved and paid during the first quarter of fiscal 2026, resulting in a payment of $24.7 million, which was reserved for during fiscal 2025.
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
7.Supplier Finance Program Obligations
We have a supplier financing arrangement that enables select suppliers, at their sole discretion, to sell our receivables (i.e., our payment obligations to the suppliers) on a non-recourse basis in order to be paid earlier than our payment terms provide. These suppliers’ voluntary inclusion of invoices in the supplier financing arrangement has no bearing on our payment terms, the amounts we pay, or our liquidity. We have no economic interest in the supplier’s decision to participate in the supplier financing program, and we do not provide any guarantees in connection with it. The balances owed are reflected in accounts payable in the Consolidated Balance Sheets and are reflected in operating activities in our Consolidated Statements of Cash Flows when settled.
The following table summarizes the obligation activity and outstanding balance for the three months ended May 30, 2026, that we have confirmed as valid to the administrators of our program:

(In thousands)	May 30, 2026
Balance at beginning of period	$7,857
Obligations added to the program	13,003
Obligations settled	(12,234)
Balance at end of period	$8,626
8.Shareholders' Equity
We paid dividends totaling $5.6 million ($0.27 per share) in the first three months of fiscal 2027, compared to dividends paid of $5.5 million ($0.26 per share) in the comparable prior year period.
During fiscal 2004, the Board of Directors authorized a share repurchase program allowing us to repurchase shares of our outstanding common stock, with subsequent increases in authorization. During the three months ended May 30, 2026, we repurchased 269,500 shares under the program, for a total of $9.7 million. No shares were repurchased during the three months ended May 31, 2025. We have repurchased a total of 12,721,289 shares, at a total cost of $463.1 million, since the inception of this program in fiscal 2004. We have remaining authority to repurchase 1,528,711 shares under this program, which has no expiration date. We may elect to repurchase additional shares of common stock under our authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing.
Additionally, shares withheld from the vesting of restricted awards, or the settlement of performance-based awards, are treated as purchases and retirements, and are included within other, net in the financing activities section in the Consolidated Statement of Cash Flows.
The Company maintains a Junior Preferred Stock plan, under which 200,000 shares of $1.00 par value junior preferred stock are authorized, with zero shares issued and outstanding as of May 30, 2026.
9.Share-Based Compensation
As part of our compensation structure, we grant stock-based compensation awards to certain employees and non-employee directors during the fiscal year. We have a 2019 Stock Incentive Plan and a 2019 Non-Employee Director Stock Plan (the Plans) that provide for the issuance of 2,150,000 and 300,000 shares, respectively, for various forms of stock-based compensation to employees and non-employee directors. Awards under these Plans may be in the form of incentive stock options (to employees only), non-statutory options, stock-settled stock appreciation rights (SARs), restricted stock awards, or performance share unit awards, all of which are granted at a price or with an exercise price equal to the fair market value of the Company’s stock at the date of award.
The table below sets forth the number of stock-based compensation awards granted during the three months ended May 30, 2026, along with the weighted average grant date fair value:

Awards	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock awards and restricted stock units(1)	126,781	$35.50
Performance share units (2)	35,051	$35.11

(1)	Represent service condition awards which generally vest over a two- or three-year period.
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

We recorded share-based compensation expense, in which we account for any forfeitures as they occur, as follows:

(In thousands)	May 30, 2026	May 31, 2025
Restricted stock awards and restricted stock units	$2,082	$1,588
Performance share units	227	712
Share-based compensation expense	$2,309	$2,300
At May 30, 2026, there was $14.9 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 2.1 years. The total fair value of shares vested during the three months ended May 30, 2026, was $3.0 million.
10.Income Taxes
The Company files income tax returns in the U.S. (federal and certain states), Canada, Brazil and other international jurisdictions and is generally subject to limited audit activity. The Internal Revenue Service is in the process of conducting a U.S. federal examination for fiscal year 2023.
The effective tax rate for the three months ended May 30, 2026 was 27.6%, compared to 211.9% for the same period last year. In the prior year-quarter, pretax income was low, resulting in a disproportionately high effective tax rate due to the impact of unfavorable discrete tax items.
11.Earnings per Share
Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding, including the dilutive effects of stock options, SARs and nonvested shares.
The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended
(In thousands)	May 30, 2026	May 31, 2025
Basic earnings per share – weighted average common shares outstanding	21,045	21,338
Weighted average effect of nonvested share grants and assumed exercise of stock options	267	—
Diluted earnings (loss) per share – weighted average common shares and potential common shares outstanding	21,312	21,338
Stock awards excluded from the calculation of earnings (loss) per share because the effect was anti-dilutive (award price greater than average market price of the shares)	343	224

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
Net sales, adjusted cost of sales, adjusted SG&A, adjusted other expense, net, adjusted depreciation and amortization and the resulting adjusted EBITDA for each of the Company’s four reportable segments are presented below. Segment net sales is defined as net sales of the segment including sales related to intersegment transactions. We present intersegment net sales eliminations separately to exclude these sales from our consolidated total. Segment adjusted EBITDA includes intersegment sales transactions and excludes certain corporate costs that are not allocated at a segment level. We report these unallocated corporate costs in Corporate and Other.

	Three Months Ended May 30, 2026
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Total
Net sales to external customers	$122,434	$115,237	$60,689	$44,324	$342,684
Intersegment net sales	9	—	7,023	—	7,032
Total segment net sales	122,443	115,237	67,712	44,324	349,716
Adjusted cost of sales (1)	(90,054)	(98,910)	(54,878)	(31,913)	(275,755)
Adjusted SG&A (2)	(22,244)	(10,988)	(10,383)	(9,784)	(53,399)
Adjusted other expense, net	—	—	(56)	—	(56)
Adjusted depreciation and amortization	3,554	798	3,499	3,950	11,801
Adjusted EBITDA	$13,699	$6,137	$5,894	$6,577	$32,307

	Three Months Ended May 31, 2025
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Total
Net sales to external customers	$128,596	$106,505	$69,271	$42,250	$346,622
Intersegment net sales	28	—	4,002	—	4,030
Total segment net sales	128,624	106,505	73,273	42,250	350,652
Adjusted cost of sales (1)	(97,603)	(90,664)	(51,759)	(28,217)	(268,243)
Adjusted SG&A (2)	(25,468)	(10,847)	(11,309)	(9,624)	(57,248)
Adjusted other expense, net	—	—	(58)	—	(58)
Adjusted depreciation and amortization	3,813	1,073	3,270	3,550	11,706
Adjusted EBITDA	$9,366	$6,067	$13,417	$7,959	$36,809

(1)	Adjusted cost of sales excludes $6.9 million related to acquisition and restructuring expense for the three months ended May 31, 2025.
(2)	Adjusted SG&A expense excludes $5.8 million related to acquisition and restructuring expense for the three months ended May 31, 2025.

The following table presents the reconciliation of adjusted EBITDA to net earnings, the nearest measurement under U.S. GAAP:

	Three Months Ended
(In thousands)	May 30, 2026	May 31, 2025
Segment adjusted EBITDA	$32,307	$36,809
Corporate and Other expenses (1)	(962)	(5,129)
Segment acquisition-related costs (2)	—	(277)
Segment restructuring costs (3)	—	(12,718)
Depreciation and amortization	(12,579)	(12,436)
Interest expense, net	(2,834)	(3,846)
Income tax expense	(4,397)	(5,091)
Net earnings (loss)	$11,535	$(2,688)

(1)
Includes $0.8 million in acquisition related costs incurred at Corporate for the pending Keller Companies, Inc. acquisition in the three months ended May 30, 2026. Includes $2.6 million of restructuring costs in the three months ended May 31, 2025.

(2)	Acquisition-related costs incurred to integrate the UW Solutions acquisition.
(3)	Segment restructuring charges related to Project Fortify Phase 2.
13.Restructuring
Project Fortify, announced in the fourth quarter of fiscal 2024, was a restructuring program designed to streamline operations, improve cost efficiency, and enhance the Company’s operating model, primarily within the Architectural Metals Segment. The program also included process and resource optimization within the Architectural Services Segment and Corporate and Other and was completed in the fourth quarter of fiscal 2025.
A second phase of Project Fortify (Phase 2) was announced on April 23, 2025, focused on driving additional cost efficiencies and further optimizing the Company’s operating footprint and resource alignment. The actions associated with Phase 2 were substantially completed in the fourth quarter of fiscal 2026, and therefore no further activity occurred during the first quarter of fiscal 2027.
During the first quarter of fiscal 2026, we incurred $15.3 million of pre-tax costs associated with Phase 2, of which $6.9 million was included in cost of sales and $8.4 million was included within SG&A. The SG&A charges include a $5.0 million non-cash intangible asset impairment charge in the Architectural Services Segment and $2.6 million of a non-cash asset write-off and other charges in Corporate and Other.
The table below reflects the pretax impact of Project Fortify for the quarter ended May 31, 2025.

(In thousands)	Architectural Metals	Architectural Services	Corporate and Other	Total
May 31, 2025
Termination benefits	$805	$5,947	$—	$6,752
Other restructuring charges	666	5,300	2,632	8,598
Total restructuring charges	$1,471	$11,247	$2,632	$15,350
The following table summarizes our restructuring related accrual balances included within accrued payroll and related benefits and other current liabilities in the Consolidated Balance Sheets. All remaining accrual balances are expected to be paid within fiscal 2027.

(In thousands)	Architectural Metals	Architectural Services	Corporate and Other	Total
Balance at February 28, 2026	$3,581	$2,311	$1,082	$6,974
Payments	(1,151)	(124)	(675)	(1,950)
Other adjustments	(136)	12	—	(124)
Balance at May 30, 2026	$2,294	$2,199	$407	$4,900

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
Accordingly, we wish to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to, the risks and uncertainties set forth under “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 28, 2026, and in subsequent filings with the U.S. Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.
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
Recent Developments
On May 27, 2026, we entered into a definitive agreement to acquire Keller Companies, Inc. (“KCI”), the controlling shareholder of Kalwall Corporation and Structures Unlimited Inc., for approximately $105 million in cash, subject to certain customary purchase price adjustments. The sellers may also receive up to $10 million in additional earn‑out consideration based on achieving certain financial objectives as defined in the agreement. We expect to fund the transaction with cash on hand and borrowings under our existing credit facility, and closing is anticipated in early July, subject to customary conditions. Upon closing, the acquired business is expected to be integrated into our Architectural Glass Segment and its results will be included in our consolidated results of operations from the date of acquisition.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 28, 2026, and the consolidated financial statements, including the notes to consolidated financial statements, included therein.
Results of Operations
The following is a discussion of our financial condition and results of operations during the three months ended May 30, 2026 and the three months ended May 31, 2025.

	Three Months Ended		% of Net Sales
(in thousands, except percentages)	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Net sales	$342,684	$346,622	100.0%	100.0%
Cost of sales	267,654	271,497	78.1%	78.3%
Gross profit	75,030	75,125	21.9%	21.7%
Selling, general and administrative expenses	56,191	68,194	16.4%	19.7%
Operating income	18,839	6,931	5.5%	2.0%
Interest expense, net	2,834	3,846	0.8%	1.1%
Other expense, net	73	682	—%	0.2%
Earnings before income taxes	15,932	2,403	4.6%	0.7%
Income tax expense	4,397	5,091	1.3%	1.5%
Net earnings (loss)	$11,535	$(2,688)	3.4%	(0.8)%
Effective tax rate	27.6%	211.9%
Non-GAAP Measures
Adjusted EBITDA	$32,115	$34,384	9.4%	9.9%
Adjusted net earnings	$12,117	$11,850	3.5%	3.4%
Comparison of First Quarter Fiscal 2027 to First Quarter Fiscal 2026
•Consolidated net sales decreased 1.1%, to $342.7 million, driven by lower volume within our Architectural Metals and Glass Segments, partially offset by volume improvement within our Architectural Services Segment. Improved pricing and mix within the Architectural Metals Segment offset part of the volume decline.
•Gross margin increased 20 basis to 21.9%, compared to 21.7%, primarily due to price, productivity improvements including savings from Project Fortify Phase 2, and favorable mix, partially offset by higher material and freight costs and impacts from lower volume.
•Selling, general, and administrative (SG&A) expense as a percent of net sales decreased to 16.4%, compared to 19.7%. This improvement was primarily driven by the benefits from cost savings included in Project Fortify Phase 2.
•Operating income increased to $18.8 million from $6.9 million, and operating margin increased 350 basis points to 5.5%.
•Interest expense decreased to $2.8 million, due to a lower average debt balance in the first quarter of fiscal 2027 compared to the prior year.
•Other expense was $0.1 million compared to $0.7 million due to a decline in value of company-owned life insurance assets.
•Income tax expense as a percentage of earnings before income tax was 27.6%, compared to 211.9%. The decline in the effective tax rate was primarily due to generating greater earnings before income taxes compared to the first quarter of last year.
•Net earnings were $11.5 million compared to net loss of $2.7 million.
•Adjusted EBITDA decreased to $32.1 million, compared to $34.4 million, and adjusted EBITDA margin decreased to 9.4%, compared to 9.9%. The decrease in adjusted EBITDA margin was primarily driven by higher material and freight costs and the impacts from lower volume, partially offset by productivity improvements and benefits from cost savings of Fortify Phase 2.
•Adjusted net earnings were $12.1 million compared to $11.9 million.

Use and Reconciliation of Non-GAAP Financial Measures
In addition to reporting financial results in accordance with U.S. GAAP, we also provide certain non-GAAP financial measures. These measures are not in accordance with, nor are they a substitute for U.S. GAAP measures, and may not be comparable to similarly titled measures used by other companies. Management uses non-GAAP measures to evaluate the Company’s historical and prospective financial performance, measure operational profitability on a consistent basis, as a factor in determining executive compensation, and to provide enhanced transparency to the investment community. For each of these non-GAAP measures, we provide a reconciliation between the non-GAAP measure and the most directly comparable U.S. GAAP measure, and an explanation of why we believe the non-GAAP measure provides useful information to management and investors.
Non-GAAP measures include:
•Adjusted net earnings and adjusted earnings per diluted share (adjusted diluted EPS), used by the Company to provide meaningful supplemental information about its operating performance by excluding amounts that are not considered part of core operating results, to enhance comparability from period-to-period.
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

Apogee Enterprises, Inc.
Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
(Unaudited)

	Three Months Ended May 30, 2026
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net earnings (loss)	$9,759	$5,372	$2,496	$2,628	$(8,720)	$11,535
Interest expense (income), net	386	(33)	(172)	—	2,653	2,834
Income tax expense			71		4,326	4,397
Depreciation and amortization	3,554	798	3,499	3,950	778	12,579
EBITDA	13,699	6,137	5,894	6,578	(963)	31,345
Acquisition-related costs (1)	—	—	—	—	770	770
Adjusted EBITDA	$13,699	$6,137	$5,894	$6,578	$(193)	$32,115

EBITDA margin	11.2%	5.3%	8.7%	14.8%	N/M	9.1%
Adjusted EBITDA margin	11.2%	5.3%	8.7%	14.8%	N/M	9.4%

	Three Months Ended May 31, 2025
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net earnings (loss)	$3,669	$(6,193)	$10,202	$4,132	$(14,498)	$(2,688)
Interest expense (income), net	457	(52)	(145)	—	3,586	3,846
Income tax expense	(44)	(8)	90	—	5,053	5,091
Depreciation and amortization	3,813	1,072	3,270	3,550	731	12,436
EBITDA	7,895	(5,181)	13,417	7,682	(5,128)	18,685
Acquisition-related costs (1)	—	—	—	277	72	349
Restructuring costs (2)	1,471	11,248	—	—	2,631	15,350
Adjusted EBITDA	$9,366	$6,067	$13,417	$7,959	$(2,425)	$34,384

EBITDA margin	6.1%	(4.9)%	18.3%	18.2%	(1.5)%	5.4%
Adjusted EBITDA margin	7.3%	5.7%	18.3%	18.8%	(0.7)%	9.9%

(1)	Acquisition-related costs associated with the pending Keller Companies, Inc. acquisition in fiscal 2027 and UW Solutions acquisition in fiscal 2026, respectively, which management does not consider reflective of core operating performance for the periods presented.
(2)	Restructuring costs related to Project Fortify Phase 2, including $7.4 million of asset impairment charges in fiscal 2026.

Reconciliation of Non-GAAP Financial Measures
Adjusted Net Earnings
(Unaudited)

	Three Months Ended
(In thousands)	May 30, 2026	May 31, 2025
Net earnings	$11,535	$(2,688)
Acquisition-related costs (1)	770	349
Restructuring costs (2)	—	15,350
Income tax impact on above adjustments (3)	(188)	(1,161)
Adjusted net earnings	$12,117	$11,850

(1)	Acquisition-related costs associated with the pending Keller Companies, Inc. acquisition in fiscal 2027 and UW Solutions acquisition in fiscal 2026, respectively, which management does not consider reflective of core operating performance for the periods presented.
(2)	Restructuring costs related to Project Fortify Phase 2, including $7.4 million of asset impairment charges in fiscal 2026.
(3)	Income tax impact reflects the estimated blended statutory tax rate for the jurisdictions in which the charge or income occurred.
Segment Analysis
Disclosures related to our business segments are included in Note 12 of our Consolidated Financial Statements. We manage our business in four reportable segments: Architectural Metals, Architectural Services, Architectural Glass and Performance Surfaces.
The following table presents net sales, adjusted EBITDA and adjusted EBITDA margin by segment and the consolidated total.

	Three Months Ended
(In thousands, except percentages)	May 30, 2026	May 31, 2025	% Change
Segment net sales
Architectural Metals	$122,443	$128,624	(4.8)%
Architectural Services	115,237	106,505	8.2%
Architectural Glass	67,712	73,273	(7.6)%
Performance Surfaces	44,324	42,250	4.9%
Total segment sales	349,716	350,652	(0.3)%
Intersegment eliminations	(7,032)	(4,030)	74.5%
Net sales	$342,684	$346,622	(1.1)%
Segment adjusted EBITDA
Architectural Metals	$13,699	$9,366	46.3%
Architectural Services	6,137	6,067	1.2%
Architectural Glass	5,894	13,417	(56.1)%
Performance Surfaces	6,578	7,959	(17.4)%
Corporate and Other	(193)	(2,425)	92.0%
Adjusted EBITDA	$32,115	$34,384	(6.6)%
Segment adjusted EBITDA margin
Architectural Metals	11.2%	7.3%
Architectural Services	5.3%	5.7%
Architectural Glass	8.7%	18.3%
Performance Surfaces	14.8%	18.8%
Corporate and Other	N/A	N/A
Adjusted EBITDA margin	9.4%	9.9%
Architectural Metals
Comparison of First Quarter Fiscal 2027 to First Quarter Fiscal 2026
•Net sales were $122.4 million, compared to $128.6 million, primarily due to lower volume, partially offset by favorable price and product mix.

•Adjusted EBITDA was $13.7 million, or 11.2% of net sales, compared to $9.4 million, or 7.3% of net sales. The higher adjusted EBITDA margin was primarily driven by improved mix and favorable productivity including cost savings related to Project Fortify Phase 2, partially offset by the impact of lower volume and the impact from higher aluminum costs.
Architectural Services
Comparison of First Quarter Fiscal 2027 to First Quarter Fiscal 2026
•Net sales were $115.2 million, compared to $106.5 million, driven by increased volume.
•Adjusted EBITDA remained relatively consistent at $6.1 million, or 5.3% of net sales, compared to $6.1 million, or 5.7% of net sales. The decline in adjusted EBITDA margin was driven by unfavorable project mix, mostly offset by benefits from the actions of Project Fortify Phase 2 to reduce the impact of tariffs, and the impact from increased volume.
Cumulative catch-up adjustments on our longer-term contracts for changes in estimates were as follows:

	Three Months Ended
(in thousands)	May 30, 2026	May 31, 2025
Gross favorable adjustments	$4,301	$5,293
Gross unfavorable adjustments	(4,970)	(5,226)
Net adjustments	$(669)	$67
Architectural Glass
Comparison of First Quarter Fiscal 2027 to First Quarter Fiscal 2026
•Net sales were $67.7 million, compared to $73.3 million, driven by lower price and volume due to continued end market softness, partially offset by favorable mix.
•Adjusted EBITDA decreased to $5.9 million, or 8.7% of net sales, compared to $13.4 million, or 18.3% of net sales. The decrease in adjusted EBITDA margin was primarily driven by lower price, reduced volume, and material inflation.
Performance Surfaces
Comparison of First Quarter Fiscal 2027 to First Quarter Fiscal 2026
•Net sales were $44.3 million, compared to $42.3 million, driven by increased volume and favorable price.
•Adjusted EBITDA was $6.6 million, or 14.8% of net sales, compared to $8.0 million, or 18.8% of net sales. The decrease in adjusted EBITDA margin was primarily driven by the net impact of higher material and freight costs, partially offset by productivity.
Corporate and Other
Comparison of First Quarter Fiscal 2027 to First Quarter Fiscal 2026
•Corporate and Other adjusted EBITDA expense was $0.2 million, compared to $2.4 million, primarily due to an insurance-related benefit.
Backlog
Backlog is defined as the dollar amount of signed contracts or firm orders, generally as a result of a competitive bidding process, which is expected to be recognized as revenue. Backlog is an operating measure used by management to assess future potential sales revenue. Backlog is not a term defined under U.S. GAAP and is not a measure of contract profitability. Backlog should not be used as the sole indicator of future revenue because we have a substantial number of projects with short lead times that book-and-bill within the same reporting period that are not included in backlog. It is most meaningful for the Architectural Services segment, due to the long-term nature of their projects.
As of May 30, 2026, segment backlog in the Architectural Services Segment was approximately $734.5 million, compared to approximately $682.9 million at the end of the first quarter of fiscal 2026.

Liquidity and Capital Resources
We rely on cash provided by operations for our ongoing cash requirements, including working capital needs, capital expenditures, satisfaction of contractual commitments (including principal and interest payments on our outstanding indebtedness) and shareholder return through dividend payments and share repurchases.
Operating Activities. Net cash provided by operating activities was $7.4 million for the first three months of fiscal 2027, compared to a use of $19.8 million in the prior year period. The increase in net cash provided by operating activities was driven by higher net earnings and an arbitration settlement payment in the prior year that did not recur.
Investing Activities. Net cash used in investing activities was $9.8 million for the first three months of fiscal 2027, compared to $7.0 million in the prior-year period. The increase net cash used in investing activities was primarily related purchases of marketable securities.
Financing Activities. Net cash used in financing activities was $11.1 million for the first three months of fiscal 2027, compared to $17.6 million of cash provided by financing activities in the prior year period. The change in net cash provided by financing activities was driven by lower net proceeds received from our revolving credit facility, partially offset by $9.7 million of repurchases of common stock.
Additional Liquidity Considerations. We periodically evaluate our liquidity requirements, cash needs and availability of debt resources relative to acquisition plans, significant capital plans, and other working capital needs. See Note 5 to our Consolidated Financial Statements for more information related to our debt agreements.
Outstanding borrowings under the term loan facility were $209.4 million as of May 30, 2026. Outstanding borrowings under the revolving credit facility were $28.0 million as of May 30, 2026.
At May 30, 2026, we had a total of $2.6 million of ongoing letters of credit related to the senior credit facility, construction contracts and insurance collateral that expire in fiscal 2027 and reduce borrowing capacity under the revolving credit facility. As of May 30, 2026, the amount available for revolving borrowings was $419.4 million.
We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Future payments for such leases, excluding leases with initial terms of one year or less, were $56.8 million at May 30, 2026, with $11.8 million payable during the remainder of fiscal 2027.
As of May 30, 2026, we had $14.9 million of open purchase obligations, of which payments totaling $7.4 million are expected to become due during the remainder of fiscal 2027.
We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At May 30, 2026, $1.1 billion of these types of bonds were outstanding, of which $239.8 million is in our backlog. These bonds have expiration dates that align with completion of the purchase order or contract. We have not been required to make any payments under these bonds with respect to our existing businesses.
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
Related Party Transactions
No material changes have occurred in the disclosure with respect to our related party transactions set forth in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2026, for a discussion of the Company’s market risk. There have been no material changes in market risk since February 28, 2026.
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
b)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended May 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.Risk Factors
There have been no significant changes or additions to our risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2026.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by the Company of its own stock during the first quarter of fiscal 2027:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
March 01, 2026 to March 28, 2026	—	$—	—	1,798,211
March 29, 2026 to April 25, 2026	—	—	—	1,798,211
April 26, 2026 to May 30, 2026	269,500	35.80	269,500	1,528,711
Total	269,500	$35.80	269,500	1,528,711
(a)This column includes shares repurchased pursuant to our publicly announced repurchase program and, to the extent applicable, shares that were surrendered by plan participants to satisfy withholding tax obligations related to share-based compensation.
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
Item 5.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended May 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

2.1
Merger Agreement, dated as of May 27 2026, by and among Keller Companies, Inc., Robert Keller Family Trust (2007), Bruce M. Keller 2012 Irrevocable Trust, Richard R. Keller 2012 Irrevocable Trust, Ark 2012 Irrevocable Trust, Scott F. Keller 2012 Irrevocable Trust and Apogee Enterprises, Inc. Incorporate by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on May 28, 2026.

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
101#
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of May 30, 2026 and February 28, 2026, (ii) the Consolidated Results of Operations for the three months ended May 30, 2026 and May 31, 2025, (iii) the Consolidated Statements of Comprehensive Earnings for the three months ended May 30, 2026 and May 31, 2025, (iv) the Consolidated Statements of Cash Flows for the three-months ended May 30, 2026 and May 31, 2025, (v) the Consolidated Statements of Shareholders' Equity for the three months ended May 30, 2026 and May 31, 2025, and (vi) Notes to Consolidated Financial Statements.

104#	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
Exhibits marked with a (#) sign are filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: June 30, 2026	By: /s/ Donald A. Nolan
Donald A. Nolan Executive Chair and Chief Executive Officer (Principal Executive Officer)

Date: June 30, 2026	By: /s/ Mark R. Augdahl
Mark R. Augdahl Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)