Form 10-Q
period 2026-08-29
APOGEE ENTERPRISES, INC.
filed 2026-10-06
CIK 6845

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 2, 2026, 20,895,599 shares of the registrant’s common stock, par value $0.33 1/3 per share, were outstanding.

APOGEE ENTERPRISES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(In thousands, except stock data)	August 29, 2026	February 28, 2026
Assets
Current assets
Cash and cash equivalents	$36,529	$39,523
Receivables, net	206,327	198,516
Inventories, net	116,760	98,059
Contract assets	68,806	59,512
Other current assets	43,888	43,823
Total current assets	472,310	439,433
Property, plant and equipment, net	277,349	255,032
Operating lease right-of-use assets	42,534	48,736
Goodwill	255,499	236,744
Intangible assets, net	154,383	111,261
Other non-current assets	42,029	31,139
Total assets	$1,244,104	$1,122,345
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$89,423	$105,478
Accrued compensation and benefits	45,506	39,667
Contract liabilities	59,343	60,903
Operating lease liabilities	14,618	14,729
Other current liabilities	55,749	46,079
Total current liabilities	264,639	266,856
Long-term debt	335,545	232,279
Non-current operating lease liabilities	32,351	39,375
Non-current self-insurance reserves	26,866	24,914
Other non-current liabilities	61,369	47,127
Commitments and contingent liabilities (Note 6)
Shareholders’ equity
Common stock of $0.33-1/3 par value; authorized 50,000,000 shares; issued and outstanding 20,893,469 and 21,220,350, respectively	6,964	7,073
Additional paid-in capital	160,039	159,085
Retained earnings	386,047	376,438
Accumulated other comprehensive loss	(29,716)	(30,802)
Total shareholders’ equity	523,334	511,794
Total liabilities and shareholders’ equity	$1,244,104	$1,122,345
See accompanying notes to consolidated financial statements.

CONSOLIDATED RESULTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Net sales	$391,135	$358,194	$733,820	$704,816
Cost of sales	294,970	275,587	562,624	547,084
Gross profit	96,165	82,607	171,196	157,732
Selling, general and administrative expenses	62,679	55,719	118,870	123,913
Operating income	33,486	26,888	52,326	33,819
Interest expense, net	3,554	4,075	6,388	7,921
Other income, net	485	5,140	412	4,458
Earnings before income taxes	30,417	27,953	46,350	30,356
Income tax expense	8,037	4,304	12,433	9,394
Net earnings	$22,380	$23,649	$33,917	$20,962
Basic earnings per share	$1.08	$1.10	$1.62	$0.98
Diluted earnings per share	$1.07	$1.10	$1.61	$0.97
Weighted average basic shares outstanding	20,722	21,408	20,884	21,373
Weighted average diluted shares outstanding	20,901	21,590	21,014	21,562

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Net earnings	$22,380	$23,649	$33,917	$20,962
Other comprehensive earnings:
Unrealized (loss) gain on marketable securities, net of $(24), (2), (53) and $8 of tax (benefit) expense, respectively	(91)	(7)	(199)	28
Unrealized (loss) gain on derivative instruments, net of $(483), (144), 357 and $(176) of tax (benefit) expense, respectively	(1,441)	(388)	1,021	(482)
Foreign currency translation adjustments	(36)	479	264	3,146
Other comprehensive (loss) earnings	(1,568)	84	1,086	2,692
Total comprehensive earnings	$20,812	$23,733	$35,003	$23,654

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	August 29, 2026	August 30, 2025
Operating Activities
Net earnings	$33,917	$20,962
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	26,569	24,943
Share-based compensation	4,927	2,773
Deferred income taxes	3,494	17,214
Impairment of long-lived assets	—	7,418
Settlement of New Markets Tax Credit transaction	—	(4,597)
Non-cash lease expense	6,064	5,474
Other, net	4,137	4,129
Changes in operating assets and liabilities:
Receivables	4,666	(9,204)
Inventories	(9,931)	(9,735)
Contract assets	(9,379)	10,518
Accounts payable	(15,576)	(2,575)
Accrued compensation and benefits	2,971	(9,681)
Contract liabilities	(1,621)	15,734
Operating lease liability	(6,952)	(4,608)
Accrued income taxes	2,426	(11,008)
Other current assets and liabilities	(2,453)	(20,477)
Net cash provided by operating activities	43,259	37,280
Investing Activities
Capital expenditures	(17,796)	(11,827)
Purchases of marketable securities	(7,418)	(200)
Acquisition of business, net of cash acquired	(99,574)	—
Other, net	2,957	1,144
Net cash used in investing activities	(121,831)	(10,883)
Financing Activities
Proceeds from revolving credit facilities	161,000	76,000
Repayment on revolving credit facilities	(54,867)	(91,000)
Repayment of term loans	(2,867)	—
Repurchase of common stock	(16,099)	—
Dividends paid	(11,175)	(11,043)
Other, net	(1,117)	(3,087)
Net cash provided by (used in) financing activities	74,875	(29,130)
Effect of exchange rates on cash	702	811
Decrease in cash and cash equivalents	(2,994)	(1,922)
Cash and cash equivalents at beginning of period	39,523	41,448
Cash and cash equivalents at end of period	$36,529	$39,526
Non-cash Activity
Capital expenditures in accounts payable	$1,348	$2,202
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at February 28, 2026	21,220	$7,073	$159,085	$376,438	$(30,802)	$511,794
Net earnings	—	—	—	11,535	—	11,535
Other comprehensive income, net of tax	—	—	—	—	2,654	2,654
Issuance of stock, net of cancellations	123	41	(109)	—	—	(68)
Share-based compensation	—	—	2,309	—	—	2,309
Share repurchases	(259)	(86)	(2,069)	(7,499)	—	(9,654)
Other share retirements	(22)	(7)	(173)	(741)	—	(921)
Cash dividends, $0.27 per share	—	—	—	(5,630)	—	(5,630)
Balance at May 30, 2026	21,062	$7,021	$159,043	$374,103	$(28,148)	$512,019
Net earnings	—	—	—	22,380	—	22,380
Other comprehensive loss, net of tax	—	—	—	—	(1,568)	(1,568)
Issuance of stock, net of cancellations	1	—	(91)	—	—	(91)
Share-based compensation	—	—	2,618	—	—	2,618
Share repurchases	(169)	(57)	(1,526)	(4,862)	—	(6,445)
Other share retirements	(1)	—	(5)	(29)	—	(34)
Cash dividends, $0.27 per share	—	—	—	(5,545)	—	(5,545)
Balance at August 29, 2026	20,893	$6,964	$160,039	$386,047	$(29,716)	$523,334

(In thousands)	Common Shares Outstanding	Common Stock at Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at March 1, 2025	21,418	$7,139	$156,075	$359,976	$(35,292)	$487,898
Net loss	—	—	—	(2,688)	—	(2,688)
Other comprehensive income, net of tax	—	—	—	—	2,608	2,608
Issuance of stock, net of cancellations	182	61	(61)	—	—	—
Share-based compensation	—	—	2,300	—	—	2,300
Other share retirements	(67)	(22)	(526)	(2,267)	—	(2,815)
Cash dividends, $0.26 per share	—	—	—	(5,520)	—	(5,520)
Balance at May 31, 2025	21,533	$7,178	$157,788	$349,501	$(32,684)	$481,783
Net loss	—	—	—	23,649	—	23,649
Other comprehensive income, net of tax	—	—	—	—	84	84
Cancellations of stock, net of issuance	(16)	(5)	(184)	—	—	(189)
Share-based compensation		—	474	—	—	474
Other share retirements	(2)	(1)	(13)	(49)	—	(63)
Cash dividends, $0.26 per share	—	—	—	(5,523)	—	(5,523)
Balance at August 30, 2025	21,515	$7,172	$158,065	$367,578	$(32,600)	$500,215
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Summary of Significant Accounting Policies
Basis of presentation
The consolidated financial statements of Apogee Enterprises, Inc. (Apogee, we, us, our or the Company) have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this Form 10-Q should be read in conjunction with the Company’s Form 10-K for the year ended February 28, 2026. We use the same accounting policies in preparing quarterly and annual financial statements. All adjustments necessary for a fair presentation of quarterly and year to date operating results are reflected herein. The results of operations for the three and six month period ended August 29, 2026, are not necessarily indicative of the results to be expected for the full year.
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
2.Revenue, Receivables and Contract Assets and Liabilities
Revenue
The following table disaggregates total revenue by timing of recognition (see Note 12 for disclosure of revenue by segment):

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Recognized at shipment	$214,752	$171,681	$380,762	$329,837
Recognized over time (input method)	108,849	118,134	224,845	237,357
Recognized over time (output method)	67,534	68,379	128,213	137,622
Total	$391,135	$358,194	$733,820	$704,816
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

(In thousands)	August 29, 2026	February 28, 2026
Trade accounts	$147,505	$111,679
Construction contracts	61,005	88,445
Total receivables	208,510	200,124
Less: allowance for credit losses	2,183	1,608
Receivables, net	$206,327	$198,516

The following table summarizes the activity in the allowance for credit losses for the six months ended August 29, 2026:

(In thousands)	August 29, 2026
Beginning balance	$1,608
Credits against costs and expenses	152
Deductions from allowance, net of recoveries	(97)
Allowance for credit losses from acquisitions	520
Ending balance	$2,183
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

(In thousands)	August 29, 2026	February 28, 2026
Contract assets	$68,806	$59,512
Contract liabilities	59,343	60,903
Other contract-related disclosures

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Revenue recognized related to contract liabilities from prior year-end	$8,933	$21,499	$51,537	$28,329
Revenue recognized related to prior satisfaction of performance obligations	1,386	1,935	627	2,408
Some of our contracts have an expected duration of longer than a year, with performance obligations extending over that time frame. The transaction price associated with performance obligations that were not yet satisfied as of August 29, 2026, will be recognized as revenue in the following estimated time periods:

(In thousands)	August 29, 2026
Within one year	$444,374
Between one and two years	289,941
Beyond two years	100,948
Total	$835,263
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

The net cumulative catch-up adjustments on our longer-term contracts for changes in estimates had the following effect on the respective periods shown:

(in thousands, except earnings per share data)	Three Months Ended		Six Months Ended
	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Operating income	$1,532	$731	$863	$799
Earnings per share:
Basic	0.06	0.03	0.03	0.03
Diluted	0.06	0.03	0.03	0.03
3.Supplemental Balance Sheet Information
Inventories

Inventories	August 29, 2026	February 28, 2026
Raw materials	$53,740	$43,441
Work-in-process	23,658	18,089
Finished goods	39,362	36,529
Total inventories, net	$116,760	$98,059

4.Financial Assets and Liabilities
Marketable securities
Through our wholly-owned insurance subsidiary, Prism Assurance, Ltd. (Prism), we hold the following available-for-sale marketable securities, made up of fixed-maturity investments:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
August 29, 2026	$19,420	$3	$326	$19,097
February 28, 2026	14,989	23	94	14,918
Prism insures a portion of our general liability, workers’ compensation and automobile liability risks using third-party agreements to meet statutory requirements. The reinsurance carrier requires Prism to maintain fixed-maturity investments, for the purpose of providing collateral for Prism's obligations under the reinsurance agreements.
The amortized cost and estimated fair values of these investments at August 29, 2026, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without penalty. Investments that are due within one year are included in other current assets while those due after one year are included as other non-current assets. Gross realized gains and losses were insignificant for all periods presented.

(In thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$5,964	$5,925
Due after one year through five years	9,186	9,044
Due after five years through 10 years	4,270	4,128
Total	$19,420	$19,097
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
We have entered into interest rate swaps with a total notional value of $175.0 million, with expiration dates throughout fiscal 2030, to hedge a portion of our exposure to variability in cash flows from interest payments on our floating-rate revolving credit facility.

We have also entered into multiple aluminum commodity swap contracts with an aggregate notional value of $27.2 million to hedge a portion of our exposure to variability in cash flows associated with forecasted aluminum purchases. These swap contracts mature over the next twelve months, with final settlements occurring by May 2027.
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
Financial assets and liabilities measured at fair value on a recurring basis were:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Total Fair Value
August 29, 2026
Assets:
Money market funds	$24,546	$—	$24,546
Municipal bonds	—	19,097	19,097
Aluminum hedging contract	—	692	692
Interest rate swap contracts	—	603	603
Liabilities:
Interest rate swap contracts	—	124	124

February 28, 2026
Assets:
Money market funds	$31,662	$—	$31,662
Municipal bonds	—	14,918	14,918
Aluminum hedging contract	—	401	401
Liabilities:
Interest rate swap contracts	—	701	701
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
Derivative instruments
Interest rate swaps are measured at fair value using other observable market inputs, based off benchmark interest rates. Forward purchase aluminum contracts are measured at fair value using other observable market inputs. Derivative positions are primarily valued using standard calculations and models that use as their basis readily observable market parameters. Industry standard data providers are our primary source for forward and spot rate information for interest and currency rates and aluminum prices.
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
The Credit Agreement contains two maintenance financial covenants that require our Consolidated Leverage Ratio (as defined in the Credit Agreement) to be less than 3.50 and our Consolidated Interest Coverage Ratio (as defined in the Credit Agreement) to exceed 3.00. At August 29, 2026, we were in compliance with all covenants as defined under the terms of the Credit Agreement.
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
Outstanding borrowings under the term loan facility and current floating rate revolving facility were $206.5 million and $129.0 million, respectively, as of August 29, 2026. At August 29, 2026, we had a total of $2.6 million of ongoing letters of credit related to the senior credit facility, construction contracts and insurance collateral that expire in fiscal 2027 and reduce borrowing capacity under the floating rate revolving credit facility to an amount of $318.4 million.
Interest payments under the credit facilities were $6.7 million and $9.0 million for the six months ended August 29, 2026 and August 30, 2025, respectively. The weighted average interest rates on borrowings outstanding, inclusive of the impact of our interest rate swaps as of August 29, 2026, and February 28, 2026, were 4.45% and 4.44%, respectively.

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Interest on debt	$3,988	$4,612	$7,038	$9,094
Interest rate swap expense (income)	113	(132)	198	(313)
Other interest expense	102	187	294	302
Interest income	(649)	(591)	(1,142)	(1,163)
Interest expense, net	$3,554	$4,076	$6,388	$7,920
The fair value of our senior credit facility approximated carrying value at August 29, 2026, and would be classified as Level 2 within the fair value hierarchy described in Note 4, due to the variable interest rates on these instruments.
6.Commitments and Contingent Liabilities
Bond commitments
In the ordinary course of business, predominantly in our Architectural Services Segment, we are required to provide surety or performance bonds that commit payments to our customers for non-performance against our contracts. At August 29, 2026, $1.2 billion of these types of bonds were outstanding, of which $264.3 million is in our backlog. These bonds have expiration dates that align with the completion of these contracts. We have never been required to make payments under surety or performance bonds with respect to our existing businesses.

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

Six Months Ended
(In thousands)	August 29, 2026
Beginning balance	$12,903
Additional provision	3,790
Acquired reserves from acquisitions	1,479
Claims paid	(2,449)
Ending balance	$15,723
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
Letters of credit
At August 29, 2026, we had $2.6 million of ongoing letters of credit as discussed in Note 5.
Purchase obligations
Purchase obligations for raw material commitments and capital expenditures totaled $33.5 million as of August 29, 2026.
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
The following table summarizes the obligation activity and outstanding balance for the six months ended August 29, 2026, that we have confirmed as valid to the administrators of our program:

(In thousands)	August 29, 2026
Balance at beginning of period	$7,857
Obligations added to the program	26,087
Obligations settled	(24,624)
Balance at end of period	$9,320

8.Shareholders' Equity
We paid dividends totaling $11.2 million ($0.54 per share) in the first six months of fiscal 2027, compared to dividends paid of $11.0 million ($0.52 per share) in the comparable prior year period.
During fiscal 2004, the Board of Directors authorized a share repurchase program allowing us to repurchase shares of our outstanding common stock, with subsequent increases in authorization. During the six months ended August 29, 2026, we repurchased 428,220 shares under the program, for a total of $16.1 million. No shares were repurchased during the six months ended August 30, 2025. We have repurchased a total of 12,880,009 shares, at a total cost of $469.3 million, since the inception of this program in fiscal 2004. We have remaining authority to repurchase 1,369,991 shares under this program, which has no expiration date. We may elect to repurchase additional shares of common stock under our authorization, subject to limitations contained in our debt agreements and based upon our assessment of a number of factors, including share price, trading volume and general market conditions, working capital requirements, general business conditions, financial conditions, any applicable contractual limitations, and other factors, including alternative investment opportunities. We may finance share repurchases with available cash, additional debt or other sources of financing.
Additionally, shares withheld from the vesting of restricted awards, or the settlement of performance-based awards, are treated as purchases and retirements, and are included within Other, net in the financing activities section in the Consolidated Statement of Cash Flows.
The Company maintains a Junior Preferred Stock plan, under which 200,000 shares of $1.00 par value junior preferred stock are authorized, with zero shares issued and outstanding as of August 29, 2026.
9.Share-Based Compensation
As part of our compensation structure, we grant stock-based compensation awards to certain employees and non-employee directors during the fiscal year. We have a 2019 Stock Incentive Plan and a 2019 Non-Employee Director Stock Plan (the Plans) that provide for the issuance of 2,950,000 and 300,000 shares, respectively, for various forms of stock-based compensation to employees and non-employee directors. Awards under these Plans may be in the form of incentive stock options (to employees only), non-statutory options, stock-settled stock appreciation rights (SARs), restricted stock awards, or performance share unit awards, all of which are granted at a price or with an exercise price equal to the fair market value of the Company’s stock at the date of award.
We recorded share-based compensation expense, in which we account for any forfeitures as they occur, as follows:

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Restricted stock awards and restricted stock units	$2,390	$1,598	$4,472	$3,186
Performance share units	227	(1,124)	455	(413)
Share-based compensation expense	$2,617	$474	$4,927	$2,773
At August 29, 2026, there was $13.0 million of total unrecognized compensation cost related to nonvested share and nonvested share unit awards, which is expected to be recognized over a weighted average period of approximately 1.7 years. The total fair value of shares vested during the six months ended August 29, 2026, was $3.3 million.
The table below sets forth the number of stock-based compensation awards granted during the six months ended August 29, 2026, along with the weighted average grant date fair value:

Awards	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock awards and restricted stock units(1)	166,957	$37.08
Performance share units (2)	37,596	$35.42

(1)	Represent service condition awards which generally vest over a two- or three-year period.
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
For the three months ended August 29, 2026, income tax expense as a percentage of earnings before income taxes was 26.4%, compared to 15.4% for the same period last year. The increase in the effective tax rate was primarily attributable to non-recurring favorable discrete tax items recognized in the prior year. For the six months ended August 29, 2026, income tax expense as a percentage of earnings before income tax was 26.8% compared to 30.9% for the same period last year due to lower earnings before income tax in the prior year.
11.Earnings per Share
Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding, including the dilutive effects of stock options, SARs and nonvested shares.
The following table presents a reconciliation of the share amounts used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Basic earnings per share – weighted common shares outstanding	20,722	21,408	20,884	21,373
Weighted average effect of nonvested share grants and assumed exercise of stock options	179	182	130	189
Diluted earnings per share – weighted common shares and potential common shares outstanding	20,901	21,590	21,014	21,562
Stock awards excluded from the calculation of earnings per share because the exercise price was greater than the average market price of the common shares	79	230	118	215
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
Net sales, adjusted cost of sales, adjusted SG&A, adjusted other expense, net, depreciation and amortization and the resulting adjusted EBITDA for each of the Company’s four reportable segments are presented below. Segment net sales is defined as net sales of the segment including sales related to intersegment transactions. We present intersegment net sales eliminations separately to exclude these sales from our consolidated total. Segment adjusted EBITDA includes intersegment sales transactions and excludes certain corporate costs that are not allocated at a segment level. We report these unallocated corporate costs in Corporate and Other.

	Three Months Ended August 29, 2026
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces
Net sales to external customers	$143,520	$108,464	$83,894	$55,257
Intersegment net sales	—	—	3,529	—
Total segment net sales	143,520	108,464	87,423	55,257
Adjusted cost of sales (1)	(101,895)	(91,956)	(66,080)	(37,421)
Adjusted SG&A (2)	(23,020)	(11,060)	(12,558)	(9,355)
Depreciation and amortization	3,511	801	4,207	3,929
Adjusted EBITDA	$22,116	$6,249	$12,992	$12,410

	Three Months Ended August 30, 2025
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces
Net sales to external customers	$140,922	$100,490	$68,392	$48,390
Intersegment net sales	13	—	3,789	—
Total segment net sales	140,935	100,490	72,181	48,390
Adjusted cost of sales (1)	(100,178)	(85,968)	(53,213)	(31,941)
Adjusted SG&A (2)	(23,681)	(10,417)	(10,644)	(9,017)
Depreciation and amortization	3,752	911	3,323	3,789
Adjusted EBITDA	$20,828	$5,016	$11,647	$11,221

	Six Months Ended August 29, 2026
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces
Net sales to external customers	$265,954	$223,700	$144,585	$99,581
Intersegment net sales	9	—	10,552	—
Total segment net sales	265,963	223,700	155,137	99,581
Adjusted cost of sales (1)	(191,948)	(190,866)	(120,959)	(69,334)
Adjusted SG&A (2)	(45,264)	(22,048)	(22,998)	(19,139)
Depreciation and amortization	7,065	1,599	7,705	7,879
Adjusted EBITDA	$35,816	$12,385	$18,885	$18,987

	Six Months Ended August 30, 2025
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces
Net sales to external customers	$269,519	$206,995	$137,662	$90,640
Intersegment net sales	40	—	7,792	—
Total segment net sales	269,559	206,995	145,454	90,640
Adjusted cost of sales (1)	(197,782)	(176,630)	(104,973)	(60,157)
Adjusted SG&A (2)	(49,148)	(21,264)	(22,010)	(18,642)
Depreciation and amortization	7,566	1,983	6,593	7,338
Adjusted EBITDA	$30,195	$11,084	$25,064	$19,179

(1)
There were no adjustments to cost of sales related to acquisition expense for the three and six months ended August 29, 2026, and adjusted cost of sales excludes $3.3 million and $10.3 million related to acquisition and restructuring expense for the three and six months ended August 30, 2025.

(2)
Adjusted SG&A expense excludes $1.0 million related to acquisition expense for the three and six months ended August 29, 2026, and excludes $1.0 million and $7.0 million related to acquisition and restructuring expense for the three and six months ended August 30, 2025. Adjusted SG&A includes adjusted Other income and (expense).

The following table presents the reconciliation of adjusted EBITDA to net earnings, the nearest measurement under U.S. GAAP:

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Segment adjusted EBITDA	$53,767	$48,712	$86,073	$85,522
Corporate and Other expenses (1)	(5,567)	(4,474)	(6,528)	(9,603)
Segment acquisition-related costs (2)	(1,038)	(1,187)	(1,038)	(1,464)
Segment restructuring costs (3)	—	(3,113)	—	(15,832)
Depreciation and amortization	(13,191)	(12,507)	(25,769)	(24,943)
Other income (4)	—	4,597	—	4,597
Interest expense, net	(3,554)	(4,075)	(6,388)	(7,921)
Income tax expense	(8,037)	(4,304)	(12,433)	(9,394)
Net earnings	$22,380	$23,649	$33,917	$20,962

(1)
Includes $1.3 million and $2.1 million in acquisition related costs incurred at Corporate for the Keller Companies, Inc. (Kalwall) in the three and six months ended August 29, 2026. Includes $0.1 million and $0.2 million of acquisition related costs and $0.0 million and $2.6 million of restructuring costs in the three and six months ended August 30, 2025.

(2)	Acquisition-related costs incurred to integrate Kalwall during the three and six months ended August 29, 2026, and UW Solutions during the three and six months ended August 30, 2025.
(3)	Restructuring charges related to Project Fortify.
(4)	New Markets Tax Credit (NMTC) gain recognized in the three and six months ended August 30, 2025.
13.Acquisition
On July 1, 2026, we completed the acquisition of Kalwall for $104.7 million in cash and an estimated $7.5 million of contingent consideration in the form of an earn-out. Kalwall is a U.S.-based, vertically integrated manufacturer of high-performance translucent day lighting solutions. The Kalwall business activity is included in our Glass Segment.
The total purchase consideration was $112.2 million of cash and contingent consideration, net of a preliminary net working capital adjustment of $0.8 million and cash acquired of $5.1 million. The acquisition was funded with borrowings under our existing credit facility. During the three-month and six-month period ended August 29, 2026, we incurred acquisition costs of $1.6 million and $2.4 million, respectively, which are included in selling, general and administrative expenses in our Consolidated Results of Operations.
The purchase of Kawall includes contingent consideration of up to $10 million, which may be earned this fiscal year upon achieving certain financial targets. As of August 29, 2026, fair value of this contingent consideration is estimated to be $7.5 million, which is included in other current liabilities in our Consolidated Balance Sheet.
We accounted for the acquisition as a purchase of a business and recorded the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed as goodwill of $18.9 million. The goodwill recognized is attributable primarily to expected synergies and by providing a more comprehensive glass and substrate offering for the building envelope market by integrating Kalwall into our Glass Segment. The transaction was structured as a stock acquisition; therefore, the associated goodwill is not deductible for tax purposes. We have provisionally determined the fair values of the acquired intangible assets and the economic lives of the assets acquired. We assigned $34.3 million to customer relationships to be amortized over a 15-year expected life, based on Kalwall's historical customer attrition rates. We assigned $13.1 million to trade names to be amortized over a 15-year expected life. We assigned $2.4 million to contract backlog to be amortized over a 6-month expected life.

The following table presents the preliminary estimated fair values of assets acquired and liabilities assumed at the acquisition date:

(In thousands)
Assets:
Cash and cash equivalents	$5,105
Receivables, net	12,460
Inventories, net	8,735
Other current assets	2,042
Property, plant, and equipment	27,282
Intangible assets	49,800
Goodwill	18,936
Total Assets	124,360
Liabilities:
Accounts payable	2,314
Accrued compensation and benefits	2,893
Other current liabilities	13,558
Other non-current liabilities	918
Total Liabilities	19,683
Net assets recorded	$104,677
The impact of the acquisition of Kalwall on our consolidated results of operations for the three-month and six-month period ended on August 29, 2026 was $16.4 million of net sales and $0.9 million of net earnings. The net sales and net earnings represent approximately eight weeks of operating results, and include transaction and integration-related costs, interest and the net tax effect.
14.Restructuring
Project Fortify, announced in the fourth quarter of fiscal 2024, was a restructuring program designed to streamline operations, improve cost efficiency, and enhance the Company’s operating model, primarily within the Architectural Metals Segment. The program was completed in the fourth quarter of fiscal 2025. A second phase of Project Fortify (Phase 2) was announced during the first quarter of fiscal 2026, and focused on driving additional cost efficiencies and further optimizing the Company’s operating footprint and resource alignment.
During the second quarter of fiscal 2026, we incurred $3.1 million of pre-tax costs associated with Phase 2, of which $3.0 million was included in cost of sales and $0.1 million was included within SG&A. During the first six months of fiscal 2026, we incurred $18.5 million of pre-tax costs associated with Phase 2, of which, $9.9 million was included in cost of sales and $8.6 million was included within SG&A. During the first six months of fiscal 2026, SG&A charges include a $5.0 million non-cash intangible asset impairment charge in the Architectural Services Segment and a $2.6 million non-cash asset write-off and other charges in Corporate and Other. The actions associated with Phase 2 were substantially completed in the fourth quarter of fiscal 2026, and therefore no further activity occurred during the first six months of fiscal 2027.
The table below reflects the pretax impact of Project Fortify Phase 2 for the quarter ended August 30, 2025.

(In thousands)	Architectural Metals	Architectural Services	Corporate and Other	Total
August 30, 2025
Termination benefits	$—	$476	$—	$476
Contract termination costs	201	1,659	—	1,860
Other restructuring charges	154	623	10	787
Total restructuring charges	$355	$2,758	$10	$3,123

The table below reflects the pretax impact of Project Fortify Phase 2 for the six months ended August 30, 2025.

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

(In thousands)	Architectural Metals	Architectural Services	Corporate and Other	Total
Balance at February 28, 2026	$3,581	$2,311	$1,082	$6,974
Payments	(1,576)	(297)	(956)	(2,829)
Other adjustments	(182)	(67)	—	(249)
Balance at August 29, 2026	$1,823	$1,947	$126	$3,896

15.Subsequent Events
On September 18, 2026, we completed the acquisition of SIA “Alzette”, the parent company of SIA “GroGlass” (“Groglass”), a Latvia-based provider of high-performance glass surface solutions specializing in anti-reflective and other advanced coating technologies, for up to €62.5 million on a cash-free, debt-free basis, subject to certain customary purchase price adjustments. The purchase price includes up to €10 million in contingent consideration payable based on Groglass achieving specified financial performance targets during the three-year period following closing. The acquisition was funded with borrowings under our existing credit facility. Groglass will be integrated into our Performance Surfaces Segment, and its results will be included in our consolidated results of operations from the acquisition date. Due to the proximity of the acquisition date to the filing date of this Form 10-Q, the Company has not yet completed the valuation analyses necessary to determine the fair value of assets acquired and liabilities assumed and as a result, the disclosures required by ASC 805 are not yet complete. The Company expects to finalize purchase accounting during the measurement period and provide required disclosure information in future filings.

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
Recent Developments
On July 1, 2026, we completed the acquisition of Keller Companies, Inc. ("Kalwall"), the controlling shareholder of Kalwall Corporation and Structures Unlimited Inc. The total purchase consideration was $112.2 million, including contingent earn-out consideration of $7.5 million. The acquisition was funded with borrowings under our existing credit facility. The acquired business is reported within our Architectural Glass Segment, and its results of operations have been included in our consolidated financial statements since the acquisition date.
On September 18, 2026, we completed the acquisition of SIA “Alzette”, the parent company of SIA “GroGlass” (“Groglass”), a Latvia-based provider of high-performance glass surface solutions specializing in anti-reflective and other advanced coating technologies, for up to €62.5 million on a cash-free, debt-free basis, subject to certain customary purchase price adjustments. For additional information regarding this acquisition, see Note 15, Subsequent Events, in our consolidated financial statements.

The following selected financial data should be read in conjunction with the Company’s Form 10-K for the year ended February 28, 2026, and the consolidated financial statements, including the notes to consolidated financial statements, included therein.
Results of Operations
The following is a discussion of our financial condition and results of operations during the three and six months ended August 29, 2026 and August 30, 2025.

	Three Months Ended		% of Net Sales
(in thousands, except percentages)	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Net sales	$391,135	$358,194	100.0%	100.0%
Cost of sales	294,970	275,587	75.4%	76.9%
Gross profit	96,165	82,607	24.6%	23.1%
Selling, general and administrative expenses	62,679	55,719	16.0%	15.6%
Operating income	33,486	26,888	8.6%	7.5%
Interest expense, net	3,554	4,075	0.9%	1.1%
Other income, net	485	5,140	0.1%	1.4%
Earnings before income taxes	30,417	27,953	7.8%	7.8%
Income tax expense	8,037	4,304	2.1%	1.2%
Net earnings	$22,380	$23,649	5.7%	6.6%
Effective tax rate	26.4%	15.4%
Non-GAAP Measures
Adjusted EBITDA	$49,538	$44,368	12.7%	12.4%
Adjusted net earnings	$24,401	$21,098	6.2%	5.9%

	Six Months Ended		% of Net Sales
(in thousands, except percentages)	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Net sales	$733,820	$704,816	100.0%	100.0%
Cost of sales	562,624	547,084	76.7%	77.6%
Gross profit	171,196	157,732	23.3%	22.4%
Selling, general and administrative expenses	118,870	123,913	16.2%	17.6%
Operating income	52,326	33,819	7.1%	4.8%
Interest expense, net	6,388	7,921	0.9%	1.1%
Other income, net	412	4,458	0.1%	0.6%
Earnings before income taxes	46,350	30,356	6.3%	4.3%
Income tax expense	12,433	9,394	1.7%	1.3%
Net earnings	$33,917	$20,962	4.6%	3.0%
Effective tax rate	26.8%	30.9%
Non-GAAP Measures
Adjusted EBITDA	$81,653	$78,752	11.1%	11.2%
Adjusted net earnings	$36,520	$32,948	5.0%	4.7%
The following table summarizes the changes in net sales from Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026:

Components of Changes in Net Sales
(Unaudited)

Three Months Ended August 29, 2026
(In thousands, except percentages)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Intersegment eliminations	Consolidated
Fiscal 2026 net sales	$140,935	$100,490	$72,181	$48,390	$(3,802)	$358,194
Organic business (1)	2,585	7,974	(1,120)	6,867	273	16,579
Acquisition (2)	—	—	16,362	—	—	16,362
Fiscal 2027 net sales	$143,520	$108,464	$87,423	$55,257	$(3,529)	$391,135

Total net sales growth (decline)	1.8%	7.9%	21.1%	14.2%	7.2%	9.2%
Organic business (1)	1.8%	7.9%	(1.6)%	14.2%	7.2%	4.6%
Acquisition (2)	—%	—%	22.7%	—%	—%	4.6%

Six Months Ended August 29, 2026
(In thousands, except percentages)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Intersegment eliminations	Consolidated
Fiscal 2026 net sales	$269,559	$206,995	$145,454	$90,640	$(7,832)	$704,816
Organic business (1)	(3,596)	16,705	(6,679)	8,941	(2,729)	12,642
Acquisition (2)	—	—	16,362	—	—	16,362
Fiscal 2027 net sales	$265,963	$223,700	$155,137	$99,581	$(10,561)	$733,820

Total net sales (decline) growth	(1.3)%	8.1%	6.7%	9.9%	(34.8)%	4.1%
Organic business (1)	(1.3)%	8.1%	(4.6)%	9.9%	(34.8)%	1.8%
Acquisition (2)	—%	—%	11.2%	—%	—%	2.3%

(1)	Organic business is defined as growth (decline) in net sales from legacy businesses and from acquired businesses, twelve months after the acquisition date.
(2)	Kalwall was acquired on July 1, 2026.
Comparison of Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026
•Consolidated net sales increased 9.2%, to $391.1 million, driven by a $16.4 million contribution from the Kalwall acquisition, price, and favorable mix, partially offset by lower volume.
•Gross margin increased 150 basis points to 24.6%, compared to 23.1%, primarily due to price, and productivity improvements including the net benefit from Project Fortify 2, and the accretive impact of the Kalwall acquisition, partially offset by higher material and manufacturing costs and impacts from lower volume.
•Selling, general, and administrative (SG&A) expense as a percent of net sales increased to 16.0%, compared to 15.6%, primarily due to higher incentive compensation expense, partially offset by cost savings from Fortify Phase 2.
•Operating income increased to $33.5 million from $26.9 million, and operating margin increased 110 basis points to 8.6%.
•Interest expense decreased to $3.6 million, primarily due to lower average debt balance.
•Other income was $0.5 million compared to $5.1 million. The prior year included a $4.6 million gain related to a New Markets Tax Credit.
•Income tax expense as a percentage of earnings before income tax was 26.4%, compared to 15.4%. The increase in the effective tax rate was primarily attributable to non-recurring favorable discrete tax items recognized in the prior year.
•Net earnings were $22.4 million compared to $23.6 million in the prior year.
•Adjusted EBITDA increased to $49.5 million, compared to $44.4 million, and adjusted EBITDA margin increased to 12.7%, compared to 12.4%.
Comparison of First Six Months Fiscal 2027 to First Six Months Fiscal 2026
•Consolidated net sales increased 4.1%, to $733.8 million, primarily driven by price and mix favorability, in addition to the $16.4 million contribution from the Kalwall acquisition, partially offset by lower volume.

•Gross margin increased to 23.3%, compared to 22.4%, primarily due to price and productivity improvements, including the net benefit from Fortify Phase 2, and favorable mix, partially offset by higher material and manufacturing costs and impacts from lower volume.
•SG&A expenses as a percent of net sales decreased to 16.2%, compared to 17.6%. The decrease was driven by the net cost savings from Fortify Phase 2, partially offset by higher incentive expense.
•Operating income increased to $52.3 million from $33.8 million, and operating margin increased 230 basis points to 7.1%.
•Interest expense, net decreased to $6.4 million, due to a lower average debt balance compared to the prior year.
•Other income was $0.4 million compared to $4.5 million. The prior year included a $4.6 million gain related to a New Markets Tax Credit.
•Income tax expense as a percentage of earnings before income tax was 26.8%, compared to 30.9% for the same period last year, as a result of the similar value of discrete tax items on higher earnings before income tax in the current year.
•Net earnings were $33.9 million compared to $21.0 million.
•Adjusted EBITDA increased to $81.7 million compared to $78.8 million and adjusted EBITDA margin remained consistent at 11.1% compared to 11.2% in the prior year.
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
Non-GAAP measures include:
•Adjusted net earnings and adjusted earnings per diluted share (adjusted diluted EPS), is used by the Company to provide meaningful supplemental information about its operating performance by excluding amounts that are not considered part of core operating results, to enhance comparability from period-to-period.
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

Reconciliation of Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
(Unaudited)

	Three Months Ended August 29, 2026
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net earnings (loss)	$18,221	$5,488	$7,804	$8,349	$(17,482)	$22,380
Interest expense (income), net	384	(40)	(250)	—	3,461	3,554
Income tax expense	—	—	325	—	7,711	8,037
Depreciation and amortization	3,511	801	4,207	3,929	743	13,191
EBITDA	22,116	6,249	12,086	12,278	(5,567)	47,162
Acquisition-related costs (1)	—	—	906	132	1,338	2,376
Adjusted EBITDA	$22,116	$6,249	$12,992	$12,410	$(4,229)	$49,538

EBITDA margin	15.4%	5.8%	14.4%	22.2%	N/M	12.1%
Adjusted EBITDA margin	15.4%	5.8%	15.5%	22.5%	N/M	12.6%

	Three Months Ended August 30, 2025
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net earnings (loss)	$20,874	$1,433	$8,429	$6,245	$(13,332)	$23,649
Interest expense (income), net	444	(86)	(131)	—	3,848	4,075
Income tax expense	—	—	26	—	4,278	4,304
Depreciation and amortization	3,752	911	3,323	3,789	732	12,507
EBITDA	25,070	2,258	11,647	10,034	(4,474)	44,535
Acquisition-related costs (1)	—	—	—	1,187	120	1,307
Restructuring costs (2)	355	2,758	—	—	10	3,123
NMTC settlement gain (3)	(4,597)	—	—	—	—	(4,597)
Adjusted EBITDA	$20,828	$5,016	$11,647	$11,221	$(4,344)	$44,368

EBITDA margin	17.8%	2.2%	16.1%	20.7%	N/M	12.4%
Adjusted EBITDA margin	14.8%	5.0%	16.1%	23.2%	N/M	12.4%

	Six Months Ended August 29, 2026
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net earnings (loss)	$27,981	$10,860	$10,300	$10,976	$(26,200)	$33,917
Interest expense (income), net	770	(74)	(422)	—	6,114	6,388
Income tax expense	—	—	396	—	12,037	12,433
Depreciation and amortization	7,065	1,599	7,705	7,879	1,521	25,769
EBITDA	35,816	12,385	17,979	18,855	(6,528)	78,507
Acquisition-related costs (1)	—	—	906	132	2,108	3,146
Adjusted EBITDA	$35,816	$12,385	$18,885	$18,987	$(4,420)	$81,653

EBITDA margin	13.5%	5.5%	12.4%	18.9%	N/M	10.7%
Adjusted EBITDA margin	13.5%	5.5%	13.1%	19.1%	N/M	11.0%

	Six Months Ended August 30, 2025
(In thousands)	Architectural Metals	Architectural Services	Architectural Glass	Performance Surfaces	Corporate and Other	Consolidated
Net earnings (loss)	$24,543	$(4,759)	$18,631	$10,377	$(27,830)	$20,962
Interest expense (income), net	901	(138)	(276)	—	7,434	7,921
Income tax (benefit) expense	(43)	(8)	116	—	9,329	9,394
Depreciation and amortization	7,566	1,983	6,593	7,338	1,463	24,943
EBITDA	32,967	(2,922)	25,064	17,715	(9,604)	63,220
Acquisition-related costs (1)	—	—	—	1,464	193	1,657
Restructuring costs (2)	1,825	14,006	—	—	2,641	18,472
NMTC settlement gain (3)	(4,597)	—	—	—	—	(4,597)
Adjusted EBITDA	$30,195	$11,084	$25,064	$19,179	$(6,770)	$78,752

EBITDA margin	12.2%	(1.4)%	17.2%	19.5%	N/M	9.0%
Adjusted EBITDA margin	11.2%	5.4%	17.2%	21.2%	N/M	11.2%

(1)	Acquisition-related costs for the Kalwall acquisition in fiscal 2027 and UW Solutions acquisition in fiscal 2026, respectively, which management does not consider reflective of core operating performance for the periods presented.
(2)	Restructuring costs related to Project Fortify Phase 2 in fiscal 2026.
(3)	Settlement of a New Markets Tax Credit transactions.

Reconciliation of Non-GAAP Financial Measures
Adjusted Net Earnings
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Net earnings	$22,380	$23,649	$33,917	$20,962
Acquisition-related costs (1)	2,376	1,307	3,146	1,657
Restructuring costs (2)	—	3,123	—	18,472
NMTC settlement gain (3)	—	(4,597)	—	(4,597)
Income tax impact on above adjustments (4)	(355)	(2,384)	(543)	(3,546)
Adjusted net earnings	$24,401	$21,098	$36,520	$32,948

(1)	Acquisition-related costs for the Kalwall acquisition in fiscal 2027 and UW Solutions acquisition in fiscal 2026, respectively, which management does not consider reflective of core operating performance for the periods presented.
(2)	Restructuring costs related to Project Fortify Phase 2 in fiscal 2026.
(3)	Settlement of a New Markets Tax Credit transactions.
(4)	Income tax impact reflects the estimated blended statutory tax rate for the jurisdictions in which the charge or income occurred.
Segment Analysis
Disclosures related to our business segments are included in Note 12 of our Consolidated Financial Statements. We manage our business in four reportable segments: Architectural Metals, Architectural Services, Architectural Glass and Performance Surfaces.
The following table presents net sales, adjusted EBITDA and adjusted EBITDA margin by segment and the consolidated total.

	Three Months Ended			Six Months Ended
(In thousands, except percentages)	August 29, 2026	August 30, 2025	% Change	August 29, 2026	August 30, 2025	% Change
Segment net sales
Architectural Metals	$143,520	$140,935	1.8%	$265,963	$269,559	(1.3)%
Architectural Services	108,464	100,490	7.9%	223,700	206,995	8.1%
Architectural Glass	87,423	72,181	21.1%	155,137	145,454	6.7%
Performance Surfaces	55,257	48,390	14.2%	99,581	90,640	9.9%
Intersegment eliminations	(3,529)	(3,802)	(7.2)%	(10,561)	(7,832)	34.8%
Net sales	$391,135	$358,194	9.2%	$733,820	$704,816	4.1%
Segment adjusted EBITDA
Architectural Metals	$22,116	$20,828	6.2%	$35,816	$30,195	18.6%
Architectural Services	6,249	5,016	24.6%	12,385	11,084	11.7%
Architectural Glass	12,992	11,647	11.5%	18,885	25,064	(24.7)%
Performance Surfaces	12,410	11,221	10.6%	18,987	19,179	(1.0)%
Corporate and Other	(4,229)	(4,344)	2.6%	(4,420)	(6,770)	(34.7)%
Adjusted EBITDA	$49,538	$44,368	11.7%	$81,653	$78,752	3.7%
Segment adjusted EBITDA margin
Architectural Metals	15.4%	14.8%		13.5%	11.2%
Architectural Services	5.8%	5.0%		5.5%	5.4%
Architectural Glass	14.9%	16.1%		12.2%	17.2%
Performance Surfaces	22.5%	23.2%		19.1%	21.2%
Corporate and Other	N/A	N/A		N/M	N/M
Adjusted EBITDA margin	12.7%	12.4%		11.1%	11.2%

Architectural Metals
Comparison of Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026
•Net sales were $143.5 million, compared to $140.9 million, driven by favorable price, partially offset by lower volume.
•Adjusted EBITDA was $22.1 million, or 15.4% of net sales, compared to $20.8 million, or 14.8% of net sales, driven by price, improved productivity and cost savings from Fortify Phase 2, and favorable mix, partially offset by the net impact from higher aluminum costs and lower volume.
Comparison of First Six Months of Fiscal 2027 to First Six Months of Fiscal 2026
•Net sales were $266.0 million, compared to $269.6 million, driven by lower volume offsetting favorable price and mix.
•Adjusted EBITDA was $35.8 million, or 13.5% of net sales, compared to $30.2 million, or 11.2% of net sales. The improvement in adjusted EBITDA margin was primarily driven by price, improved productivity and cost savings from Fortify Phase 2, and favorable mix, partially offset by the net impact from higher aluminum costs and lower volume.
Architectural Services
Comparison of Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026
•Net sales were $108.5 million, compared to $100.5 million, primarily due to increased volume.
•Adjusted EBITDA increased to $6.2 million, or 5.8% of net sales, compared to $5.0 million, or 5.0% of net sales, primarily driven by project mix and higher volume.
Comparison of First Six Months of Fiscal 2027 to First Six Months of Fiscal 2026
•Net sales were $223.7 million, compared to $207.0 million, driven by increased volume.
•Adjusted EBITDA increased to $12.4 million, or 5.5% of net sales, compared to $11.1 million, or 5.4% of net sales, driven by increased volume, partially offset by unfavorable mix and price.
Cumulative catch-up adjustments on our longer-term contracts for changes in estimates were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	August 29, 2026	August 30, 2025	August 29, 2026	August 30, 2025
Gross favorable adjustments	$4,949	$9,454	$9,250	$14,747
Gross unfavorable adjustments	(3,416)	(8,722)	(8,386)	(13,948)
Net adjustments	$1,532	$731	$863	$799
Architectural Glass
Comparison of Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026
•Net sales were $87.4 million compared to $72.2 million, driven by the $16.4 million contribution from the Kalwall acquisition and favorable mix, partially offset by lower volume and price.
•Adjusted EBITDA was $13.0 million, or 14.9% of net sales, compared to $11.6 million, or 16.1% of net sales. The decrease in adjusted EBITDA margin was primarily driven by price, higher manufacturing and freight costs, and lower volume, partially offset by the accretive contribution of the Kalwall acquisition and favorable mix.
Comparison of First Six Months of Fiscal 2027 to First Six Months of Fiscal 2026
•Net sales were $155.1 million compared to $145.5 million, driven by the $16.4 million contribution from the Kalwall acquisition and favorable mix, partially offset by lower volume and price.
•Adjusted EBITDA decreased to $18.9 million, or 13.1% of net sales, compared to $25.1 million, or 17.2% of net sales. The decrease in adjusted EBITDA margin was primarily driven by price, lower volume and higher manufacturing and freight costs, partially offset by the accretive contribution of the Kalwall acquisition and favorable mix.
Performance Surfaces
Comparison of Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026
•Net sales were $55.3 million, compared to $48.4 million, due to higher volume and price.

•Adjusted EBITDA was $12.4 million, or 22.5% of net sales, compared to $11.2 million, or 23.2% of net sales. The decrease in adjusted EBITDA margin was primarily driven by the impact of higher material costs, partially offset by price and increased volume.
Comparison of First Six Months of Fiscal 2027 to First Six Months of Fiscal 2026
•Net sales were $99.6 million, compared to $90.6 million, due to higher volume and price.
•Adjusted EBITDA was $19.0 million, or 19.1% of net sales, compared to $19.2 million, or 21.2% of net sales. The decrease in adjusted EBITDA margin was primarily driven by the impact of higher material costs, partially offset by favorable price and increased volume.
Corporate and Other
Comparison of Second Quarter Fiscal 2027 to Second Quarter Fiscal 2026
•Corporate and Other adjusted EBITDA expense was $4.2 million, compared to $4.3 million in the prior year. The improvement was primarily due to the benefits from cost savings related to Fortify Phase 2 and lower health insurance costs, partially offset by higher incentive compensation expense.
Comparison of First Six Months of Fiscal 2027 to First Six Months of Fiscal 2026
•Corporate and Other adjusted EBITDA expense was $4.4 million, compared to $6.8 million in the prior year driven by net cost savings related to Fortify Phase 2 and lower health insurance costs, partially offset by higher incentive compensation expense.
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
As of August 29, 2026, segment backlog in the Architectural Services Segment was approximately $833.0 million, compared to approximately $792.3 million at the end of the second quarter of fiscal 2026.
Liquidity and Capital Resources
We rely on cash provided by operations for our ongoing cash requirements, including working capital needs, capital expenditures, satisfaction of contractual commitments (including principal and interest payments on our outstanding indebtedness) and shareholder return through dividend payments and share repurchases.
Operating Activities. Net cash provided by operating activities was $43.3 million for the first six months of fiscal 2027, compared to $37.3 million in the prior year period. The increase in cash provided by operating activities is driven by higher net earnings, partially offset by increased cash used for working capital.
Investing Activities. Net cash used in investing activities was $121.8 million for the first six months of fiscal 2027, compared to $10.9 million in the prior-year period. The increase net cash used in investing activities was primarily related to the acquisition of Kalwall.
Financing Activities. Net cash provided by financing activities was $74.9 million for the first six months of fiscal 2027, compared to $29.1 million of cash used in financing activities in the prior year period. The increase primarily relates to additional proceeds from our revolving credit facility used to fund the Kalwall acquisition, as well as lower debt payments compared to the prior year.
Additional Liquidity Considerations. We periodically evaluate our liquidity requirements, cash needs and availability of debt resources relative to acquisition plans, significant capital plans, and other working capital needs. See Note 5 to our Consolidated Financial Statements for more information related to our debt agreements.
Outstanding borrowings under the term loan facility were $206.5 million as of August 29, 2026. Outstanding borrowings under the revolving credit facility were $129.0 million as of August 29, 2026.
At August 29, 2026, we had a total of $2.6 million of ongoing letters of credit related to the senior credit facility, construction contracts and insurance collateral that expire in fiscal 2027 and reduce borrowing capacity under the revolving credit facility. As of August 29, 2026, the amount available for revolving borrowings was $318.4 million.

We acquire the use of certain assets through operating leases, such as property, manufacturing equipment, vehicles and other equipment. Future payments for such leases, excluding leases with initial terms of one year or less, were $53.0 million at August 29, 2026, with $7.9 million payable during the remainder of fiscal 2027.
As of August 29, 2026, we had $33.5 million of open purchase obligations, of which payments totaling $10.6 million are expected to become due during the remainder of fiscal 2027.
We are required, in the ordinary course of business, to provide surety or performance bonds that commit payments to our customers for any non-performance. At August 29, 2026, $1.2 billion of these types of bonds were outstanding, of which $264.3 million is in our backlog. These bonds have expiration dates that align with completion of the purchase order or contract. We have not been required to make any payments under these bonds with respect to our existing businesses.
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
b)On July 1, 2026, we completed our acquisition of Kalwall. In accordance with Securities Exchange Commission guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded Kalwall from our assessment of the effectiveness of internal control over financial reporting as of August 29, 2026. The assets and net sales of Kalwall that were excluded from our assessment constituted approximately 10% and 4%, respectively, of the related consolidated financial statement amounts as of and for the three months ended August 29, 2026. The scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures as of August 29, 2026 includes all of our consolidated operations except for those disclosure controls and procedures of Kalwall. See Note 13 for additional information regarding the Kalwall acquisition. Based on our assessment, the Company's management believes that, as of August 29, 2026, the Company's internal control over financial reporting was effective based on those criteria.
c)Changes in internal controls: There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended August 29, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by the Company of its own stock during the second quarter of fiscal 2027:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
May 31, 2026 to June 27, 2026	169,420	$39.09	169,420	1,370,291
June 28, 2026 to July 25, 2026	300	43.70	300	1,369,991
July 26, 2026 to August 29, 2026	—	—	—	1,369,991
Total	169,720	$37.90	169,720	1,369,991
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
Item 5.    Other Information
Insider Adoption or Termination of Trading Arrangements
During the three months ended August 29, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

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
101#
The following materials from Apogee Enterprises, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 29, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of August 29, 2026 and February 28, 2026, (ii) the Consolidated Results of Operations for the three and six months ended August 29, 2026 and August 30, 2025, (iii) the Consolidated Statements of Comprehensive Earnings for the three and six months ended August 29, 2026 and August 30, 2025, (iv) the Consolidated Statements of Cash Flows for the six-months ended August 29, 2026 and August 30, 2025, (v) the Consolidated Statements of Shareholders' Equity for the three and six months ended August 29, 2026 and August 30, 2025, and (vi) Notes to Consolidated Financial Statements.

104#	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101)
Exhibits marked with a (#) sign are filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APOGEE ENTERPRISES, INC.

Date: October 6, 2026	By: /s/ Donald A. Nolan
Donald A. Nolan Executive Chair and Chief Executive Officer (Principal Executive Officer)

Date: October 6, 2026	By: /s/ Mark R. Augdahl
Mark R. Augdahl Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)